Form 10QSB
period 1995-03-31
ENEX OIL & GAS INCOME PROGRAM III SERIES 5 LP
filed 1995-05-12
CIK 825247

United States
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                FORM 10-QSB


           [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 1995

                                    OR

          [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

      For the transition period from...............to...............

                      Commission file number 0-16553

            ENEX OIL & GAS INCOME PROGRAM III - SERIES 5, L.P.
     (Exact name of small business issuer as specified in its charter)

                      New Jersey                    76-0214445
            (State or other jurisdiction of      (I.R.S. Employer
            incorporation or organization)      Identification No.)

                      Suite 200, Three Kingwood Place
                          Kingwood, Texas  77339
                 (Address of principal executive offices)

                 Issuer's telephone number  (713) 358-8401


        Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                             Yes x      No

                       PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ENEX OIL & GAS INCOME PROGRAM III - SERIES 5, L.P.
BALANCE SHEET

                                                               MARCH 31,
ASSETS                                                            1995
                                                              (Unaudited)
CURRENT ASSETS:
  Cash                                                       $      9,831
  Accounts receivable - oil & gas sales                            48,197
  Other current assets                                              3,076

Total current assets                                               61,104

OIL & GAS PROPERTIES
  (Successful efforts accounting method) - Proved
   mineral interests and related equipment & facilities         3,575,598
  Less  accumulated depreciation and depletion                  3,177,871

Property, net                                                     397,727


TOTAL                                                        $    458,831

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                                          $     20,560
   Payable to general partner                                      34,352

Total current liabilities                                          54,912

NONCURRENT PAYABLE TO GENERAL PARTNER                             193,610

PARTNERS' CAPITAL:
   Limited partners                                               186,712
   General partner                                                 23,597

Total partners' capital                                           210,309

TOTAL                                                        $    458,831




See accompanying notes to financial statements.

                                I-1

ENEX OIL & GAS INCOME PROGRAM III - SERIES 5, L.P.
STATEMENTS OF OPERATIONS


(UNAUDITED)                                            THREE MONTHS ENDED

                                                  MARCH 31,      MARCH 31,
                                                     1995          1994

REVENUES:
  Oil and gas sales                             $    104,673   $    81,801

EXPENSES:
  Depreciation and depletion                          31,483        31,920
  Lease operating expenses                            45,096        49,974
  Production taxes                                     5,732         4,593
  General and administrative                          14,002        13,726

Total expenses                                        96,313       100,213

NET INCOME (LOSS)                               $      8,360   $   (18,412)





See accompanying notes to financial statements.

                                   I-2

ENEX OIL AND GAS INCOME PROGRAM III - SERIES 5, L.P.
STATEMENTS OF CASH FLOWS

(UNAUDITED)
                                                      THREE MONTHS ENDED

                                                 MARCH 31,        MARCH 31,
                                                    1995            1994
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                              $      8,360    $     (18,412)

Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
  Depreciation, depletion and amortization           31,483           31,920
(Increase) decrease in:
  Accounts receivable - oil & gas sales              (8,436)           1,899
  Other current assets                               (1,112)          (3,384)
Increase (decrease) in:
   Accounts payable                                  (5,025)          (9,906)
   Payable to general partner                        (1,263)          22,942

Total adjustments                                    15,647           43,471

Net cash provided by operating activities            24,007           25,059

CASH FLOWS FROM INVESTING ACTIVITIES:
    Property additions - development costs             (610)         (10,546)


CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                               (23,998)         (20,249)

NET (DECREASE) IN CASH                                 (601)          (5,736)

CASH AT BEGINNING OF YEAR                            10,432           12,705

CASH AT END OF PERIOD                          $      9,831    $       6,969




See accompanying notes to financial statements.

                                   I-3



ENEX OIL & GAS INCOME PROGRAM III - SERIES 5, L.P.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

1. The interim financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods.

2. A cash distribution was made to the limited partners of the Company in the amount of $21,597, representing net revenues from the sale of oil and gas produced from properties owned by the Company. This distribution was made on January 31, 1995.


Item 2.   Management's Discussion and Analysis or Plan of Operation.


First Quarter 1995 Compared to First Quarter 1994

Oil and gas sales for the first quarter increased from $81,801 in 1994 to $104,673 in 1995. This represents an increase of $22,872 (28%). Oil sales
increased by $28,270 or 46%.   A 12% increase in oil production caused
sales to increase by $7,359, while a 31% increase in average oil prices caused sales to increase by an additional $20,911. Gas sales decreased by $5,398 or 26%. A 24% decrease in gas production due to natural production declines which were especially pronounced on the RIC acquisition, reduced sales by $4,998. A 3% decrease in average gas prices reduced sales by an additional $400. The increase in oil production was primarily the result of a partial shut-in of production, in the first quarter of 1994, from the Corkscrew acquisition to repair rods. The changes in average prices correspond with changes in the overall market for the sale of oil and gas.

Lease operating expenses decreased from $49,974 in 1994 to $45,096 in 1995. The decrease of $4,878 (10%) is primarily due to workover charges incurred on the Corkscrew acquisition in the first quarter of 1994, partially offset by road repairs on the Corkscrew acquisition in 1995.

Depreciation and depletion expense decreased from $31,920 in the first quarter of 1994 to $31,483 in the first quarter of 1995. This represents a decrease of $437 (1%). A 5% decrease in the depletion rate reduced depreciation and depletion expense by $1,747. This decrease was partially offset by the changes in production, noted above. The rate decrease was primarily due to an upward revision of the oil and gas reserves at December 31, 1994.

General and administrative expenses increased from $13,726 in 1994 to $14,002 in 1995. This increase of $276 is primarily due to more staff time being required to manage the Company's operations in 1995.

CAPITAL RESOURCES AND LIQUIDITY

The Company's cash flow from operations is a direct result of the amount of net proceeds realized from the sale of oil and gas production.
Accordingly, the changes in cash flow from 1994 to 1995 are primarily due to the changes in oil and gas sales described above. It is the general partner's intention to distribute substantially all of the Company's available cash flow to the Company's partners.

The Company will continue to recover its reserves and distribute to the limited partners the net proceeds realized from the sale of oil and gas production after the payment of its debt obligations. Distribution amounts are subject to change if net revenues are greater or less than expected. Nonetheless, the general partner believes the Company will continue to have sufficient cash flow to fund operations and to maintain a regular pattern of distributions.

As of March 31, 1995, the Company had no material commitments for capital expenditures. The Company does not intend to engage in any significant developmental drilling activity.
                                SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.


                                                   ENEX OIL & GAS INCOME
                                                  PROGRAM III - 5, L.P.
                                                       (Registrant)



                                               By:ENEX RESOURCES CORPORATION
                                                      General Partner



                                               By: /s/ R. E. Densford
                                                       R. E. Densford
                                                 Vice President, Secretary
                                               Treasurer and Chief Financial
                                                          Officer




May 11, 1995                                   By: /s/ James A. Klein
                                                       James A. Klein
                                                    Controller and Chief
                                                     Accounting Officer







                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           ENEX OIL & GAS INCOME
                                      PROGRAM III - SERIES 5, L.P.
                                               (Registrant)



                                       By:ENEX RESOURCES CORPORATION
                                              General Partner



                                    By:

                                               R. E. Densford
                                         Vice President, Secretary
                                       Treasurer and Chief Financial
                                                  Officer




May 11, 1995                        By:

                                                James A. Klein
                                            Controller and Chief
                                             Accounting Officer