Form 10QSB
period 1995-06-30
ENEX OIL & GAS INCOME PROGRAM III SERIES 5 LP
filed 1995-08-14
CIK 825247

United States
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                FORM 10-QSB


           [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 1995

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


                        Issuer's telephone number:
                              (713) 358-8401


        Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                             Yes x      No



                               PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ENEX OIL & GAS INCOME PROGRAM III - SERIES 5, L.P.
BALANCE SHEET

                                                                JUNE 30,
ASSETS                                                            1995
                                                              (Unaudited)
CURRENT ASSETS:

  Accounts receivable - oil & gas sales                      $     42,468
  Other current assets                                              3,128

Total current assets                                               45,596

OIL & GAS PROPERTIES
  (Successful efforts accounting method) - Proved
   mineral interests and related equipment & facilities         3,577,687
  Less  accumulated depreciation and depletion                  3,199,201

Property, net                                                     378,486


TOTAL                                                        $    424,082

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                                          $     21,437
   Payable to affiliated limited partnership                        1,167
   Payable to general partner                                      20,691

Total current liabilities                                          43,295

NONCURRENT PAYABLE TO GENERAL PARTNER                             193,610

PARTNERS' CAPITAL:
   Limited partners                                               163,760
   General partner                                                 23,417

Total partners' capital                                           187,177

TOTAL                                                        $    424,082






See accompanying notes to financial statements.

                                      I -1
ENEX OIL & GAS INCOME PROGRAM III - SERIES 5, L.P.
STATEMENTS OF OPERATIONS


(UNAUDITED)                     QUARTER ENDED            SIX MONTHS ENDED

                            JUNE 30,      JUNE 30,      JUNE 30,      JUNE 30,
                               1995          1994          1995          1994

REVENUES:
  Oil and gas sales     $    84,736   $   102,680   $   189,409   $   184,481

EXPENSES:
  Depreciation and depletion 21,330        32,661        52,813        64,581
  Lease operating expenses   49,612        37,166        94,708        87,140
  Production taxes            4,870         5,483        10,602        10,076
  General and administrative 10,545        12,783        24,547        26,509

Total expenses               86,357        88,093       182,670       188,306

NET INCOME (LOSS)       $    (1,621)  $    14,587   $     6,739   $    (3,825)





























See accompanying notes to financial statements.

                                      I-2

ENEX OIL AND GAS INCOME PROGRAM III - SERIES 5, L.P.
STATEMENTS OF CASH FLOWS

(UNAUDITED)
                                                        SIX MONTHS ENDED

                                                  JUNE 30,        JUNE 30,
                                                    1995            1994
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                              $      6,739    $     (3,825)

Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
  Depreciation, depletion and amortization           52,813          64,581
(Increase) in:
  Accounts receivable - oil & gas sales              (2,707)         (6,759)
  Other current assets                               (1,164)         (3,838)
Increase (decrease) in:
   Accounts payable                                  (4,148)        (14,928)
   Payable to affiliated limited partnership          1,167             -
   Payable to general partner                       (14,924)         26,376

Total adjustments                                    31,037          65,432

Net cash provided by operating activities            37,776          61,607

CASH FLOWS FROM INVESTING ACTIVITIES:
    Property additions - development costs           (2,699)        (19,698)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                               (45,509)        (35,247)

NET INCREASE (DECREASE) IN CASH                     (10,432)          6,662

CASH AT BEGINNING OF YEAR                            10,432          12,705

CASH AT END OF PERIOD                          $        -      $     19,367













See accompanying notes to financial statements.

                                     I -3

ENEX OIL & GAS INCOME PROGRAM III - SERIES 5, L.P.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

1. The interim financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods.

2. A cash distribution was made to the limited partners of the Company in the amount of $19,360, representing net revenues from the sale of oil and gas produced from properties owned by the Company. This distribution was made on April 30, 1995.


Item 2. Management's Discussion and Analysis or Plan of Operation.


Second Quarter 1995 Compared to Second Quarter 1994

Oil and gas sales for the second quarter decreased from $102,680 in 1994 to $84,736 in 1995. This represents a decrease of $17,944 (17%). Oil sales decreased by $11,386 (14%). A 28% decrease in oil production reduced sales by $23,181. This decrease was partially offset by a 20% increase in average oil sales price. Gas sales decreased by $6,558 (33%). A 31% decrease in the average gas sales price reduced sales by $6,030. A 3% decrease in gas production reduced sales by an additional $528. The changes in average sales prices correspond with changes in the overall market for the sale of oil and gas. The lower gas production was primarily the result of natural production declines. The lower oil production was primarily due to the shut-in of production from the Corkscrew acquisition for rod repairs, which were successfully completed in the second quarter of 1995, coupled with natural production declines.

Lease operating expenses increased from $37,166 in 1994 to $49,612 in 1995. The increase of $12,446 (33%) is primarily due to workover costs incurred on the Hightower and Corkscrew acquisitions in 1995.

Depreciation and depletion expense decreased from $32,661 in the second quarter of 1994 to $21,330 in the second quarter of 1995. This represents a decrease of $11,331 (35%). The decline in production, noted above, reduced depreciation and depletion expense by $7,572. A 15% decrease in the depletion rate reduced depreciation and depletion expense by an additional $3,759. This rate decrease is primarily the result of an upward revision of the oil and gas reserves at December 31, 1994.

General and administrative expenses decreased from $12,783 in 1994 to $10,545 in 1995. This decrease of $2,238 (18%) is primarily due to less staff time being required to manage the Company's operations in 1995.

First Six Months in 1995 Compared to First Six Months in 1994

Oil and gas sales for the first six months increased from $184,481 in 1994 to $189,409 in 1995. This represents an increase of $4,928 (3%). Oil sales increased by $17,105 (12%). A 22% increase in average oil sales price increased sales by $29,048. This increase was partially offset by an 8% decrease in oil production. Gas sales decreased by $12,177 (30%). An 18% decrease in the average gas sales price reduced sales by $6,351. A 14% decrease in gas production reduced sales by an additional $5,826. The changes in average sales prices correspond with changes in the overall market for the sale of oil and gas. The lower oil and gas production was primarily the result of natural production declines.

Lease operating expenses increased from $87,140 in 1994 to $94,708 in 1995. The increase of $7,568 (9%) is primarily due to workover costs incurred on the Hightower and Corkscrew acquisitions in 1995.

Depreciation and depletion expense decreased from $64,581 in the first six months of 1994 to $52,813 in the first six months of 1995. This represents a decrease of $11,768 (18%). The decline in production, noted above, reduced depreciation and depletion expense by $6,137. A 10% decrease in the depletion rate reduced depreciation and depletion expense by an additional $5,631. This rate decrease is primarily the result of an upward revision of the oil and gas reserves at December 31, 1994.

General and administrative expenses decreased from $26,509 in 1994 to $24,547 in 1995. This decrease of $1,962 (7%) is primarily due to less staff time being required to manage the Company's operations in 1995.


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

The Company discontinued the payment of distributions during 1995. Future distributions are dependent upon, among other things, an increase in prices received for oil and gas. The Company will continue to recover its reserves and distribute to the limited partners the net proceeds realized form the sale of oil and gas production. Distribution amounts are subject to change if net revenues are greater or less than expected. Future periodic distributions will be made once sufficient net revenues are accumulated.

As of June 30, 1995, the Company had no material commitments for capital expenditures. The Company does not intend to engage in any significant developmental drilling activity.

PART II.  OTHER INFORMATION


        Item 1.Legal Proceedings.

            None

        Item 2.Changes in Securities.

            None

        Item 3.Defaults Upon Senior Securities.

            Not Applicable

        Item 4.Submission of Matters to a Vote of Security Holders.

            Not Applicable

        Item 5.Other Information.

            Not Applicable

        Item 6.Exhibits and Reports on Form 8-K.

            (a)  There are no exhibits to this report.

            (b) The Company filed no reports on Form 8-K during the quarter ended June 30, 1995.


                                SIGNATURES


             In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   ENEX OIL & GAS INCOME
                                              PROGRAM III - SERIES 5, L.P.
                                                       (Registrant)



                                               By:ENEX RESOURCES CORPORATION
                                                      General Partner



                                               By: /s/ R. E. Densford
                                                       R. E. Densford
                                                 Vice President, Secretary
                                               Treasurer and Chief Financial
                                                          Officer




August 11, 1995                                By: /s/ James A. Klein
                                                        James A. Klein
                                                    Controller and Chief
                                                     Accounting Officer






                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           ENEX OIL & GAS INCOME
                                       PROGRAM III - SERIES 5, L.P.
                                               (Registrant)



                                       By:ENEX RESOURCES CORPORATION
                                              General Partner



                                     By:
                                               R. E. Densford
                                         Vice President, Secretary
                                       Treasurer and Chief Financial
                                                  Officer




August 11, 1995                      By:
                                                James A. Klein
                                            Controller and Chief
                                             Accounting Officer