Form 10QSB
period 1995-09-30
ENEX OIL & GAS INCOME PROGRAM III SERIES 5 LP
filed 1995-11-13
CIK 825247

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1995

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
BALANCE SHEET
-----------------------------------------------------------------------------

                                                              September 30,
ASSETS                                                            1995
                                                              ---------------
                                                               (Unaudited)
CURRENT ASSETS:
  Cash ...................................................      $  14,918
  Accounts receivable - oil & gas sales ..................         37,515
  Other current assets ...................................          3,203
                                                                ---------

Total current assets .....................................         55,636
                                                                ---------

OIL & GAS PROPERTIES
  (Successful efforts accounting method) - Proved
   mineral interests and related equipment & facilities ..      3,584,377
  Less  accumulated depreciation and depletion ...........      3,227,015
                                                                ---------

Property, net ............................................        357,362
                                                                ---------


TOTAL ....................................................     $  412,998
                                                               ==========

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable ......................................     $   20,715
   Payable to general partner ............................         24,028
                                                               ----------

Total current liabilities ................................         44,743
                                                               ----------

NONCURRENT PAYABLE TO GENERAL PARTNER ....................        192,224
                                                               ----------

PARTNERS' CAPITAL:
   Limited partners ......................................        150,948
   General partner .......................................         25,083
                                                               ----------

Total partners' capital ..................................        176,031
                                                               ----------

TOTAL ....................................................     $  412,998
                                                               ==========






See accompanying notes to financial statements.
----------------------------------------------------------------------------


ENEX OIL & GAS INCOME PROGRAM III - SERIES 5, L.P.
STATEMENTS OF OPERATIONS
-------------------------------------------------------------------------------------------


(UNAUDITED)                           QUARTER ENDED                NINE MONTHS ENDED
                                ----------------------------   ----------------------------

                                September 30,  September 30,   September 30,  September 30,
                                    1995           1994            1995           1994
                                ------------   -------------   -------------  -------------

REVENUES:
  Oil and gas sales ........      $  85,160       $ 102,065      $ 274,569       $286,546
                                  ---------       ---------       ---------      ---------

EXPENSES:
  Depreciation and depletion         27,814          31,290         80,627         95,871
  Lease operating expenses .         53,548          52,779        148,256        139,919
  Production taxes .........          4,625           5,714         15,227         15,790
  General and administrative         10,319          11,337         34,866         37,846
                                  ---------       ---------       ---------      ---------

Total expenses .............         96,306         101,120        278,976        289,426
                                  ---------       ---------       ---------      ---------

NET INCOME (LOSS) ..........      $ (11,146)      $     945      $  (4,407)      $ (2,880)
                                  ==========      =========      ==========      =========







See accompanying notes to financial statements.
-------------------------------------------------------------------------------------------


ENEX OIL AND GAS INCOME PROGRAM III - SERIES 5, L.P.
STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

(UNAUDITED)
                                                         NINE MONTHS ENDED
                                                   -----------------------------

                                                   September 30,   September 30,
                                                       1995            1994
                                                   -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) ....................................      $ (4,407)      $ (2,880)
                                                      --------      ---------

Adjustments to reconcile net (loss) to net cash
  provided by operating activities:
  Depreciation, depletion and amortization ....        80,627         95,871
(Increase) decrease in:
  Accounts receivable - oil & gas sales .......         2,246        (11,394)
  Other current assets ........................        (1,239)        (3,935)
Increase (decrease) in:
   Accounts payable ...........................        (4,870)       (24,253)
   Payable to general partner .................       (12,973)        35,917
                                                      --------      ---------

Total adjustments .............................        63,791         92,206
                                                      --------      ---------

Net cash provided by operating activities .....        59,384         89,326
                                                      --------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Property additions - development costs ....        (9,389)       (17,049)
                                                      --------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions .........................       (45,509)       (65,996)
                                                      --------      ---------

NET INCREASE IN CASH ..........................         4,486          6,281

CASH AT BEGINNING OF YEAR .....................        10,432         12,705
                                                      --------      ---------

CASH AT END OF PERIOD .........................      $ 14,918       $ 18,986
                                                     =========      =========





See accompanying notes to financial statements.
--------------------------------------------------------------------------------

ENEX OIL & GAS INCOME PROGRAM III - SERIES 5, L.P.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

1. The interim financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods.

Item 2.  Management's Discussion and Analysis or Plan of Operation.


Third Quarter 1995 Compared to Third Quarter 1994

Oil and gas sales for the third quarter decreased from $102,065 in 1994 to $85,160 in 1995. This represents a decrease of $16,905 (17%). Oil sales decreased by $11,388 (13%). A 16% decrease in the average oil sales price reduced sales by $13,922. This decrease was partially offset by a 3% increase in oil production. Gas sales decreased by $5,517 (35%). A 13% decrease in the average gas sales price reduced sales by $1,596. A 25% decrease in gas production reduced sales by an additional $3,921. The changes in average sales prices correspond with changes in the overall market for the sale of oil and gas. The lower gas production was primarily the result of natural production declines which were especially pronounced on the RIC acquisition. The lower oil production was primarily due to natural production declines partially offset by increased production from the Corkscrew acquisition, where rod repairs were successfully completed in the second quarter of 1995.

Lease operating expenses increased from $52,779 in 1994 to $53,548 in 1995. The increase of $769 (1%) is primarily due to workover expenses incurred on the Hightower acquisition.

Depreciation and depletion expense decreased from $31,290 in the third quarter of 1994 to $27,814 in the third quarter of 1995. This represents a decrease of $3,476 (11%). The changes in production, noted above, reduced depreciation and depletion expense by $813. A 9% decrease in the depletion rate reduced depreciation and depletion expense by an additional $2,663. This rate decrease is primarily the result of an upward revision of the oil and gas reserves at December 31, 1994.

General and administrative expenses decreased from $11,337 in 1994 to $10,319 in 1995. This decrease of $1,018 (9%) is primarily due to less staff time being required to manage the Company's operations in 1995.

First Nine Months in 1995 Compared to First Nine Months in 1994

Oil and gas sales for the first nine months decreased from $286,546 in 1994 to $274,569 in 1995. This represents a decrease of $11,977 (4%). Oil sales increased by $5,717 (2%). A 7% increase in the average oil sales price increased sales by $16,197. This increase was partially offset by a 5% decrease in oil production. Gas sales decreased by $17,694 (31%). A 17% decrease in the average gas sales price reduced sales by $7,815. An 18% decrease in gas production reduced sales by an additional $9,879. The changes in average sales prices correspond with changes in the overall market for the sale of oil and gas. The lower oil and gas production was primarily the result of natural production declines.

Lease operating expenses increased from $139,919 in 1994 to $148,256 in 1995. The increase of $8,337 (6%) is primarily due to workover costs incurred on the Hightower and Corkscrew acquisitions in 1995, partially offset by the declines in production, noted above.

Depreciation and depletion expense decreased from $95,871 in the first nine months of 1994 to $80,627 in the first nine months of 1995. This represents a decrease of $15,244 (16%). The changes in production, noted above, reduced depreciation and depletion expense by $6,915. A 9% decrease in the depletion rate reduced depreciation and depletion expense by an additional $8,329. This rate decrease is primarily the result of an upward revision of the oil and gas reserves at December 31, 1994.

General and administrative expenses decreased from $37,846 in 1994 to $34,866 in 1995. This decrease of $2,980 (8%) is primarily due to less staff time being required to manage the Company's operations in 1995.


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

The Company discontinued the payment of distributions in July 1995. Future distributions are dependent upon, among other things, an increase in prices received for oil and gas. The Company will continue to recover its reserves and distribute to the limited partners the net proceeds realized from the sale of oil and gas production. Distribution amounts are subject to change if net revenues are greater or less than expected. Future periodic distributions will be made once sufficient net revenues are accumulated.

As of September 30, 1995, the Company had no material commitments for capital expenditures. The Company does not intend to engage in any significant developmental drilling activity.

                           PART II. OTHER INFORMATION


         Item 1.   Legal Proceedings.

                   None

         Item 2.   Changes in Securities.

                   None

         Item 3.   Defaults Upon Senior Securities.

                   Not Applicable

         Item 4.   Submission of Matters to a Vote of Security Holders.

                   Not Applicable

         Item 5.   Other Information.

                   Not Applicable

         Item 6.   Exhibits and Reports on Form 8-K.

                   (a)  There are no exhibits to this report.

                   (b) The Company filed no reports on Form 8-K during the quarter ended September 30, 1995.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   ENEX OIL & GAS INCOME
                                                PROGRAM III - SERIES 5, L.P.
                                                ----------------------------
                                                      (Registrant)



                                               By:ENEX RESOURCES CORPORATION
                                                  --------------------------
                                                       General Partner



                                               By: /s/ R. E. Densford
                                                  -------------------
                                                       R. E. Densford
                                                  Vice President, Secretary
                                                Treasurer and Chief Financial
                                                         Officer




November 11, 1995                              By: /s/ James A. Klein
                                                  -------------------
                                                       James A. Klein
                                                    Controller and Chief
                                                      Accounting Officer