Form 10QSB
period 1996-03-31
ENEX OIL & GAS INCOME PROGRAM III SERIES 5 LP
filed 1996-05-14
CIK 825247

United States
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10-QSB


             [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1996

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
BALANCE SHEET
- ------------------------------------------------------------------------------

                                                                MARCH 31,
ASSETS                                                            1996
                                                             -----------------
                                                               (Unaudited)
CURRENT ASSETS:
  Cash                                                          $      10,022
  Accounts receivable - oil & gas sales                                38,790
  Other current assets                                                  3,283
                                                             -----------------

Total current assets                                                   52,095
                                                             -----------------

OIL & GAS PROPERTIES
  (Successful efforts accounting method) - Proved
   mineral interests and related equipment & facilities             3,553,853
  Less  accumulated depreciation and depletion                      3,365,600
                                                             -----------------

Property, net                                                         188,253
                                                             -----------------


TOTAL                                                          $      240,348
                                                             =================

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                                            $       14,469
   Payable to general partner                                          34,688
                                                             -----------------

Total current liabilities                                              49,157
                                                             -----------------

NONCURRENT PAYABLE TO GENERAL PARTNER                                 138,755
                                                             -----------------

PARTNERS' CAPITAL:
   Limited partners                                                    22,868
   General partner                                                     29,568
                                                             -----------------

Total partners' capital                                                52,436
                                                             -----------------

TOTAL                                                         $       240,348
                                                             =================






See accompanying notes to financial statements.
- -------------------------------------------------------------------------------

ENEX OIL & GAS INCOME PROGRAM III - SERIES 5, L.P.
STATEMENTS OF OPERATIONS
- -------------------------------------------------------------------------------


(UNAUDITED)                                     THREE MONTHS ENDED
                                        ---------------------------

                                          MARCH 31,      MARCH 31,
                                             1996          1995
                                        ------------    -----------

REVENUES:
  Oil and gas sales                     $    92,521     $  104,673
                                        ------------    -----------

EXPENSES:
  Depreciation and depletion                 13,893         31,483
  Impairment of property                    147,948              -
  Lease operating expenses                   53,454         45,096
  Production taxes                            5,719          5,732
  General and administrative                 12,443         14,002
                                        ------------    -----------

Total expenses                              233,457         96,313
                                        ------------    -----------

NET INCOME (LOSS)                       $  (140,936)    $   8,360
                                        ============    ===========



See accompanying notes to financial statements.
- ------------------------------------------------------------------------------

ENEX OIL AND GAS INCOME PROGRAM III - SERIES 5, L.P.
STATEMENTS OF CASH FLOWS
- -------------------------------------------------------------------------------

(UNAUDITED)
                                                           THREE MONTHS ENDED
                                                        -----------------------

                                                          MARCH 31,   MARCH 31,
                                                            1996        1995
                                                        ------------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                       $  (140,936)    8,360
                                                        ------------  --------

Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
  Depreciation, depletion and amortization                   13,893    31,483
  Impairment of property                                    147,948         -
(Increase) decrease in:
  Accounts receivable - oil & gas sales                     (12,158)   (8,436)
  Other current assets                                          132    (1,112)
Increase (decrease) in:
   Accounts payable                                         (18,675)   (5,025)
   Payable to general partner                                 6,310    (1,263)
                                                        ------------  --------

Total adjustments                                           137,450    15,647
                                                        ------------  --------

Net cash provided (used) by operating activities             (3,486)   24,007
                                                        ------------  --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Property (additions) credits - development costs            228      (610)
                                                        ------------  --------


CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                                             -   (23,998)
                                                        ------------  --------

NET (DECREASE) IN CASH                                       (3,258)     (601)

CASH AT BEGINNING OF YEAR                                    13,280    10,432
                                                        ------------  --------

CASH AT END OF PERIOD                                   $    10,022     9,831
                                                        ============  ========





See accompanying notes to financial statements.
- -------------------------------------------------------------------------------

ENEX OIL & GAS INCOME PROGRAM III - SERIES 5, L.P.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

1. The interim financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods.

2. The Financial Accounting Standards Board has issued Statement of Financial Accounting Standard ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which requires certain assets to be reviewed for impairment whenever events or circumstances indicate the carrying amount may not be recoverable. In the first quarter of 1996, the Company recognized a non-cash impariment provision of $147,948 for certain oil and gas properties due to market indications that the carrying amounts were not fully recoverable.

Item 2Management's Discussion and Analysis or Plan of Operation.

First Quarter 1996 Compared to First Quarter 1995

Oil and gas sales for the first quarter decreased from $104,673 in 1995 to $92,651 in 1996. This represents a decrease of $12,022 (11%). Oil sales decreased by $15,733 or 17%. A 20% decrease in oil production caused sales to decrease by $18,198. This decrease was partially offset by a 3% increase in average oil prices. Gas sales increased by $3,581 or 24%. A 3% increase in gas production increased sales by $461. A 20% increase in average gas prices increased sales by an additional $3,120. The decrease in oil production was primarily the result of the Company not participating in a workover on the L.L. Butler well in the Hightower acquisition. The increase in gas production was primarily due to higher production from the RIC acquisition resulting from a higher level of available compression. The changes in average prices correspond with changes in the overall market for the sale of oil and gas.

Lease operating expenses increased from $45,096 in the first quarter of 1995 to $53,454 in the first quarter of 1996. The increase of $8,358 (19%) is primarily due road repair expenses incurred on the Corkscrew acquisition in 1996.

Depreciation and depletion expense decreased from $31,483 in the first quarter of 1995 to $13,893 in the first quarter of 1996. This represents a decrease of $17,590 (56%). The changes in production, noted above, reduced depreciation and depletion expense by $5,204. A 47% decrease in the depletion rate reduced depreciation and depletion expense by an additional $12,386. The rate decrease was primarily due to the lower property basis resulting from the recognition of an impairment of property for $147,948 in the first quarter of 1996.

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standard ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long- Lived Assets to be Disposed Of," which requires certain assets to be reviewed for impairment whenever events or circumstances indicate the carrying amount may not be recoverable. In the first quarter of 1996, the Company recognized a non-cash impairment provision of $147,948 for certain oil and gas properties due to market indications that the carrying amounts were not fully recoverable.

General and administrative expenses decreased from $14,002 in the first quarter of 1995 to $12,443 in the first quarter of 1996. This decrease of $1,559 or 11% was primarily due to less staff time being required to manage the Company's operations in 1996, partially offset by a $3,620 increase in the amount of direct expenses incurred by the Company.

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

As of March 31, 1996, the Company had no material commitments for capital expenditures. The Company does not intend to engage in any significant developmental drilling activity.

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

                  (b) The  Company  filed  no  reports  on Form  8-K
                      during the quarter ended March 31, 1996.

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


                                                      ENEX OIL & GAS INCOME
                                                     PROGRAM III - 5, L.P.
                                                          (Registrant)



                                                  By:ENEX RESOURCES CORPORATION
                                                         General Partner



                                                  By: /s/ R. E. Densford
                                                          R. E. Densford
                                                    Vice President, Secretary
                                                  Treasurer and Chief Financial
                                                             Officer




May 11, 1996                                      By: /s/ James A. Klein
                                                     -------------------
                                                          James A. Klein
                                                       Controller and Chief
                                                        Accounting Officer