Form 10QSB
period 1996-06-30
ENEX OIL & GAS INCOME PROGRAM III SERIES 5 LP
filed 1996-08-14
CIK 825247

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

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

Transitional Small Business Disclosure Format (Check one):

                            Yes        No x

                               PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ENEX OIL & GAS INCOME PROGRAM III - SERIES 5, L.P.
BALANCE SHEET
- ------------------------------------------------------------------------------

                                                                JUNE 30,
ASSETS                                                            1996
                                                               ---------------
                                                               (Unaudited)
CURRENT ASSETS:
  Cash                                                            $     4,515
  Accounts receivable - oil & gas sales                                42,662
  Other current assets                                                 36,833
                                                               ---------------

Total current assets                                                   84,010
                                                               ---------------

OIL & GAS PROPERTIES
  (Successful efforts accounting method) - Proved
   mineral interests and related equipment & facilities             3,505,157
  Less  accumulated depreciation and depletion                      3,311,932
                                                               ---------------

Property, net                                                         193,225
                                                               ---------------


TOTAL                                                             $   277,235
                                                               ===============

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                                               $    34,048
   Payable to general partner                                          27,353
                                                               ---------------

Total current liabilities                                              61,401
                                                               ---------------

NONCURRENT PAYABLE TO GENERAL PARTNER                                 109,414
                                                               ---------------

PARTNERS' CAPITAL:
   Limited partners                                                    69,907
   General partner                                                     36,513
                                                               ---------------

Total partners' capital                                               106,420
                                                               ---------------

TOTAL                                                            $    277,235
                                                               ===============






See accompanying notes to financial statements.
- ------------------------------------------------------------------------------


ENEX OIL & GAS INCOME PROGRAM III - SERIES 5, L.P.
STATEMENTS OF OPERATIONS
- ------------------------------------------------------------------------------------------------------------


(UNAUDITED)                        QUARTER ENDED                                SIX MONTHS ENDED
                                ----------------------------------    --------------------------------------

                                   JUNE 30,              JUNE 30,             JUNE 30,             JUNE 30,
                                     1996                  1995                 1996                 1995
                                -------------    -----------------    -----------------    -----------------

REVENUES:
  Oil and gas sales              $   101,173     $         84,736     $        193,694     $        189,409
                                -------------    -----------------    -----------------    -----------------

EXPENSES:
  Depreciation and depletion          15,466               21,330               29,359               52,813
  Impairment of property                   -                    -              147,948                    -
  Lease operating expenses            46,739               49,612              100,193               94,708
  Production taxes                     5,899                4,870               11,618               10,602
  General and administrative          10,723               10,545               23,166               24,547
                                -------------    -----------------    -----------------    -----------------

Total expenses                        78,827               86,357              312,284              182,670
                                -------------    -----------------    -----------------    -----------------

INCOME (LOSS) FROM OPERATIONS         22,346               (1,621)            (118,590)               6,739
                                -------------    -----------------    -----------------    -----------------

OTHER INCOME:
  Gain on sale of property            31,638                    -               31,638                    -
                                -------------    -----------------    -----------------    -----------------

NET INCOME (LOSS)                $    53,984     $         (1,621)    $        (86,952)     $          6,739
                                =============    =================    =================    =================




See accompanying notes to financial statements.
- -----------------------------------------------------------------------------

ENEX OIL AND GAS INCOME PROGRAM III - SERIES 5, L.P.
STATEMENTS OF CASH FLOWS

(UNAUDITED)
                                                     SIX MONTHS ENDED
                                                 --------------------------
                                                 JUNE 30,          JUNE 30,
                                                  1996              1995
CASH FLOWS FROM OPERATING ACTIVITIES:          ----------       -----------
Net income (loss)                             $  (86,952)       $  6,739
                                               ----------        ----------
Adjustments to reconcile net income (loss)
 to net cash  provided by operating
   activities:
  Depreciation and depletion                      29,359          52,813
  Impairment of property                         147,948               -
  Gain on sale of property                       (31,638)              -
(Increase) in:
  Accounts receivable - oil & gas sales          (16,030)         (2,707)
  Other current assets                           (33,418)         (1,164)
Increase (decrease) in:
   Accounts payable                                  904          (4,148)
   Payable to affiliated limited partnership           -            1,167
   Payable to general partner                    (30,366)         (14,924)
                                                 --------         --------
Total adjustments                                 66,759           31,037

Net cash provided (used) by operating activities (20,193)          37,776
                                                  -------          -------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of property                 33,492               -
    Property additions - development costs        (22,064)         (2,699)
                                                   -------         -------
Net cash provided (used) by investing activities   11,428          (2,699)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                                   -         (45,509)
                                                   -------         -------
NET (DECREASE) IN CASH                             (8,765)        (10,432)

CASH AT BEGINNING OF YEAR                          13,280          10,432
                                                 --------         --------
CASH AT END OF PERIOD                          $    4,515        $       -
                                                 ========         ========



See accompanying notes to financial statements.

ENEX OIL & GAS INCOME PROGRAM III - SERIES 5, L.P.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

1. The interim financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods.

2. Effective April 1, 1996, the Company sold its interest in the Kidd well in the Enexco acquisition for $17,920. The Company recognized a $17,920 gain from the sale. Effective June 1, 1996, the Company sold its interest in the Harper well in the RIC acquisition for $15,572. The Company recognized a gain of $13,718 from the sale.

3. On August 9, 1996, the Company's General Partner submitted preliminary proxy material to the Securities Exchange Commission with respect to a proposed consolidation of the Company with 33 other managed limited partnerships. The terms and conditions of the proposed consolidation are set forth in such preliminary proxy material.

Item 2.  Management's Discussion and Analysis or Plan of Operation.


Second Quarter 1995 Compared to Second Quarter 1996

Oil and gas sales for the second quarter increased to $101,173 in 1996 from $84,736 in 1995. This represents an increase of $16,437 (19%). Oil sales increased by $15,601 (22%). A 14% increase in oil production increased sales by $9,921. A 7% increase in the average oil sales price increased sales by an additional $5,680. Gas sales increased by $836 (6%). A 44% increase in the average gas sales price increased sales by $4,409. This increase was partially offset by a 26% decrease in gas production. The changes in average sales prices correspond with changes in the overall market for the sale of oil and gas. The higher oil production was primarily the result of higher production from the Corkscrew acquisition which had been shut-in during the second quarter of 1995 for rod repairs. The lower gas production was primarily the result of the sale of the Kidd well in the Enexco acquisition, effective April 1, 1996, coupled with natural production declines.

Lease operating expenses decreased to $46,739 in 1996 from $49,612 in 1995. The decrease of $2,873 (6%) is primarily due to workover costs incurred on the Hightower and Corkscrew acquisitions in 1995.

Depreciation and depletion expense decreased to $15,466 in the second quarter of 1996 from $21,330 in the second quarter of 1995. This represents a decrease of $5,864 (27%). A 30% decrease in the depletion rate reduced depreciation and depletion expense by $6,731. This decrease was partially offset by the changes in production, noted above. The rate decrease was primarily due to the lower property basis resulting from the recognition of an impairment of property for $147,948 in the first quarter of 1996.

Effective April 1, 1996, the Company sold its interest in the Kidd well in the Enexco acquisition for $17,920. The Company recognized a $17,920 gain from the sale. Effective June 1, 1996, the Company sold its interest in the Harper well in the RIC acquisition for $15,572. The Company recognized a gain of $13,718 from the sale.

General and administrative expenses increased to $10,723 in the second quarter of 1996 from $10,545 in the second quarter of 1995. This increase of $178 (2%) is primarily due to more staff time being required to manage the Company's operations in 1996.

First Six Months in 1995 Compared to First Six Months in 1996

Oil and gas sales for the first six months increased to $193,694 in 1996 from $189,409 in 1995. This represents an increase of $4,285 (2%). Oil sales decreased by $132. A 7% decrease in oil production reduced sales by $10,619. This decrease was partially offset by a 7% increase in the average oil sales price. Gas sales increased by $4,417 (16%). A 32% increase in the average gas sales price increased sales by $7,986. This increase was partially offset by a 13% decrease in gas production. The changes in average sales prices correspond with changes in the overall market for the sale of oil and gas. The lower oil production was primarily the result of natural production declines, partially offset by production from the Corkscrew acquisition which had been shut-in during the second quarter of 1995 for rod repairs. The lower gas production was primarily the result of the sale of the Kidd well in the Enexco acquisition, effective April 1, 1996, coupled with natural production declines.

Lease operating expenses increased to $100,193 in the first six months of 1996 from $94,708 in the first six months of 1995. The increase of $5,485 (6%) is primarily due to road repair expenses incurred on the Corkscrew acquisition in the first quarter of 1996.

Depreciation and depletion expense decreased to $29,359 in the first six months of 1994 to $52,813 in the first six months of 1995. This represents a decrease of $23,454 (44%). The changes in production, noted above, reduced depreciation and depletion expense by $4,103. A 40% decrease in the depletion rate reduced depreciation and depletion expense by an additional $19,351. The rate decrease was primarily due to the lower property basis resulting from the recognition of an impairment of property for $147,948 in the first quarter of 1996.

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

Effective April 1, 1996, the Company sold its interest in the Kidd well in the Enexco acquisition for $17,920. The Company recognized a $17,920 gain from the sale. Effective June 1, 1996, the Company sold its interest in the Harper well in the RIC acquisition for $15,572. The Company recognized a gain of $13,718 from the sale.

General and administrative expenses decreased to $23,166 in the first six months 1996 from $24,547 in the first six months of 1995. This decrease of $1,381 (6%) is primarily due to less staff time being required to manage the Company's operations in 1996.


CAPITAL RESOURCES AND LIQUIDITY

The Company's cash flow from operations is a direct result of the amount of net proceeds realized from the sale of oil and gas production. Accordingly, the changes in cash flow from 1995 to 1996 are primarily due to the changes in oil and gas sales described above. It is the general partner's intention to distribute substantially all of the Company's available cash flow to the Company's partners.

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

On August 9, 1996, the Company's General Partner submitted preliminary proxy material to the Securities Exchange Commission with respect to a proposed consolidation of the Company with 33 other managed limited partnerships. The terms and conditions of the proposed consolidation are set forth in such preliminary proxy material.

As of June 30, 1996, the Company had no material commitments for capital expenditures. The Company does not intend to engage in any significant developmental drilling activity.

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

                   (b) The Company filed no reports on Form 8-K during the quarter ended June 30, 1996.

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


                                                  ENEX OIL & GAS INCOME
                                             PROGRAM III - SERIES 5, L.P.
                                                      (Registrant)



                                              By:ENEX RESOURCES CORPORATION
                                                     General Partner



                                              By: /s/ R. E. Densford
                                                      R. E. Densford
                                                Vice President, Secretary
                                              Treasurer and Chief Financial
                                                         Officer




August 11, 1996                               By: /s/ James A. Klein
                                                 -------------------
                                                       James A. Klein
                                                   Controller and Chief
                                                    Accounting Officer