Form 10QSB
period 1996-09-30
ENEX OIL & GAS INCOME PROGRAM III SERIES 5 LP
filed 1996-11-14
CIK 825247

United States
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                FORM 10-QSB


           [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 1996

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
BALANCE SHEET
--------------------------------------------------------------------------------

                                                              September 30,
ASSETS                                                             1996
                                                            --------------------
CURRENT ASSETS                                                 (Unaudited)
  Accounts receivable - oil & gas sales                       $          42,419
  Other current assets                                                    3,656
                                                            --------------------

Total current assets                                                     46,075
                                                            --------------------

OIL & GAS PROPERTIES
  (Successful efforts accounting method) - Proved
   mineral interests and related equipment & facilities               3,480,304
  Less  accumulated depreciation and depletion                        3,284,074
                                                            --------------------

Property, net                                                           196,230
                                                            --------------------


TOTAL                                                          $        242,305
                                                            ====================

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                                             $        32,122
   Payable to general partner                                            26,166
                                                            --------------------

Total current liabilities                                                58,288
                                                            --------------------

NONCURRENT PAYABLE TO GENERAL PARTNER                                    78,498
                                                            --------------------

PARTNERS' CAPITAL:
   Limited partners                                                      67,449
   General partner                                                       38,070
                                                            --------------------

Total partners' capital                                                 105,519
                                                            --------------------

TOTAL                                                          $        242,305
                                                            ====================


Number of $500 Limited Partner units outstanding                         10,797



See accompanying notes to financial statements.
-----------------------------------------------------------------------------

ENEX OIL & GAS INCOME PROGRAM III - SERIES 5, L.P.
STATEMENTS OF OPERATIONS
----------------------------------------------------------------------------


(UNAUDITED)                            QUARTER ENDED                         NINE MONTHS ENDED
                                 -------------------------------------    ----------------------------------------

                                  September 30,        September 30,        September 30,         September 30,
                                      1996                  1995                 1996                  1995
                                 ----------------    -----------------    -----------------    -------------------

REVENUES:
  Oil and gas sales               $       90,285     $         85,160     $        283,979     $          274,569
                                 ----------------    -----------------    -----------------    -------------------

EXPENSES:
  Depreciation and depletion              16,472               27,814               45,831                 80,627
  Impairment of property                       -                    -              147,948                      -
  Lease operating expenses                45,977               53,548              146,170                148,256
  Production taxes                         5,149                4,625               16,767                 15,227
  General and administrative               8,929               10,319               32,095                 34,866
                                 ----------------    -----------------    -----------------    -------------------

Total expenses                            76,527               96,306              388,811                278,976
                                 ----------------    -----------------    -----------------    -------------------

INCOME (LOSS) FROM OPERATIONS             13,758              (11,146)            (104,832)                (4,407)
                                 ----------------    -----------------    -----------------    -------------------

OTHER INCOME:
  Gain on sale of property                 1,606                    -               33,244                      -
                                 ----------------    -----------------    -----------------    -------------------

NET INCOME (LOSS)                 $       15,364     $        (11,146)    $        (71,588)    $           (4,407)
                                 ================    =================    =================    ===================



See accompanying notes to financial statements.
-----------------------------------------------------------------------------

ENEX OIL AND GAS INCOME PROGRAM III - SERIES 5, L.P.
STATEMENTS OF CASH FLOWS
----------------------------------------------------------------------------------------------

(UNAUDITED)
                                                       NINE MONTHS ENDED
                                                  --------------------------------------------

                                                     September 30,            September 30,
                                                          1996                    1995
                                                  -------------------      -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)                                        $          (71,588)        $         (4,407)
                                                  -------------------      -------------------

Adjustments to reconcile net (loss) to
  net cash provided by operating activities:
  Depreciation, depletion and amortization                    45,831                   80,627
  Impairment of property                                     147,948                        -
  Gain on sale of property                                   (33,244)                       -
(Increase) decrease in:
  Accounts receivable - oil & gas sales                      (15,787)                   2,246
  Other current assets                                          (241)                  (1,239)
(Decrease) in:
   Accounts payable                                           (1,022)                  (4,870)
   Payable to general partner                                (62,469)                 (12,973)
                                                  -------------------      -------------------

Total adjustments                                             81,016                   63,791
                                                  -------------------      -------------------

Net cash provided by operating activities                      9,428                   59,384
                                                  -------------------      -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of property                            35,098                        -
    Property additions - development costs                   (41,541)                  (9,389)
                                                  -------------------      -------------------

Net cash (used) by investing activities                       (6,443)                  (9,389)
                                                  -------------------      -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                                        (16,265)                 (45,509)
                                                  -------------------      -------------------

NET INCREASE (DECREASE)  IN CASH                             (13,280)                   4,486

CASH AT BEGINNING OF YEAR                                     13,280                   10,432
                                                  -------------------      -------------------

CASH AT END OF PERIOD                             $                0        $          14,918
                                                  ===================      ===================




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

2. Effective April 1, 1996, the Company sold its interest in the Kidd well in the Enexco acquisition for $17,920. The Company recognized a $17,920 gain from the sale. Effective June 1, 1996, the Company sold its interest in the Harper well in the RIC acquisition for $15,572. The Company recognized a gain of $13,718 from the sale. Effective August 1, 1996 the Company sold its interest in the Spider Lake 3-2 well for $1,606. The Company recognized a gain of $1,606 from the sale.

3. A cash distribution was made to the limited partners of the Company in the amount of $11,892, representing net revenues from the sale of oil and gas produced from properties owned by the company. This distribution was made on July 31, 1996.

4. On August 9, 1996, the Company's General Partner submitted preliminary proxy material to the Securities Exchange Commission with respect to a proposed consolidation of the Company with 33 other managed limited partnerships. On November 13, 1996, the Company submitted amended preliminary proxy material to the SEC with respect to this consolidation The terms and conditions of the proposed consolidation are set forth in such preliminary proxy material.

5. The Financial Accounting Standards Board has issued Statement of Financial Accounting Standard ("SFAS") No. 121, "Accounting for the Impairment of
     Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which requires certain assets to be reviewed for impairment whenever events or circumstances indicate the carrying amount may not be recoverable. Prior to this pronouncement, the Company assessed properties on an aggregate basis. Upon adoption of SFAS 121, the Company began assessing properties on an individual basis, wherein total capitalized costs may not exceed the property's fair market value. The fair market value of each property was determined by H. J. Gruy and Associates, ("Gruy"). To determine the fair market value, Gruy estimated each property's oil and gas reserves, applied certain assumptions regarding price and cost escalations, applied a 10% discount factor for time and certain discount factors for risk, location, type of ownership interest, category of reserves, operational characteristics, and other factors. In the first quarter of 1996, the Company recognized a non-cash impairment provision of $147,948 for certain oil and gas properties due to market indications that the carrying amounts were not fully recoverable.

Item 2.  Management's Discussion and Analysis or Plan of Operation.


Third Quarter 1995 Compared to Third Quarter 1996

Oil and gas sales for the third quarter increased to $90,285 in 1996 from $85,160 in 1995. This represents an increase of $5,125 (6%). Oil sales decreased by $488 (1%) A 28% decrease in oil production reduced sales by $20,822. This decrease was partially offset by a 38% increase in the average oil sales price. Gas sales increased by $5,202 (50%). A 55% increase in the average gas sales price increased sales by $5,503. This increase was partially offset by a 3% decrease in gas production. The changes in average sales prices correspond with changes in the overall market for the sale of oil and gas. The lower oil and gas production was primarily the result of the sale of the Kidd well in the Enexco acquisition, effective April 1, 1996, coupled with natural production declines.

Lease operating expenses decreased to $45,977 in 1996 from $53,548 in 1995. The decrease of $7,571 (14%) is primarily due to workover costs incurred on the Hightower and Corkscrew acquisitions in 1995.

Depreciation and depletion expense decreased to $16,472 in the third quarter of 1996 from $27,814 in the third quarter of 1995. This represents a decrease of $11,342 (41%). A 22% decrease in the depletion rate reduced depreciation and depletion expense by $4,679. The changes in production, noted above reduced depreciation and depletion expense by an additional $6,663. The rate decrease was primarily due to the lower property basis resulting from the recognition of an impairment of property for $147,948 in the first quarter of 1996.

Effective August 1, 1996 the Company sold its interest in the Spider Lake 3-2 well for $1,606. The Company recognized a gain of $1,606 from the sale.

General and administrative expenses decreased to $8,929 in the third quarter of 1996 from $10,319 in the third quarter of 1995. This decrease of $1,390 (13%) is primarily due to less staff time being required to manage the Company's operations in 1996.

First Nine Months in 1995 Compared to First Nine Months in 1996

Oil and gas sales for the first nine months increased to $283,979 in 1996 from $274,569 in 1995. This represents an increase of $9,410 (3%). Oil sales decreased by $620. A 14% decrease in oil production reduced sales by $33,467. This decrease was partially offset by a 16% increase in the average oil sales price. Gas sales increased by $9,619 (25%). A 38% increase in the average gas sales price increased sales by $13,451. This increase was partially offset by a 10% decrease in gas production. The changes in average sales prices correspond with changes in the overall market for the sale of oil and gas. The lower oil production was primarily the result of natural production declines, partially offset by production from the Corkscrew acquisition which had been shut-in during the second quarter of 1995 for rod repairs. The lower gas production was primarily the result of the sale of the Kidd well in the Enexco acquisition, effective April 1, 1996, coupled with natural production declines.

Lease operating expenses decreased to $146,170 in the first nine months of 1996 from $148,256 in the first nine months of 1995. The decrease of $2,086 (1%) is primarily due to the changes in production, as noted above, partially offset by road repair expenses incurred on the Corkscrew acquisition in the first quarter of 1996.

Depreciation and depletion expense decreased to $45,831 in the first nine months of 1996 from $80,627 in the first nine months of 1995. This represents a decrease of $34,796 (43%). The changes in production, noted above, reduced depreciation and depletion expense by $10,795. A 34% decrease in the depletion rate reduced depreciation and depletion expense by an additional $24,001. The rate decrease was primarily due to the lower property basis resulting from the recognition of an impairment of property for $147,948 in the first quarter of 1996.

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

Effective April 1, 1996, the Company sold its interest in the Kidd well in the Enexco acquisition for $17,920. The Company recognized a $17,920 gain from the sale. Effective June 1, 1996, the Company sold its interest in the Harper well in the RIC acquisition for $15,572. The Company recognized a gain of $13,718 from the sale. Effective August 1, 1996 the Company sold its interest in the Spider Lake 3-2 well for $1,606. The Company recognized a gain of $1,606 from the sale.

General and administrative expenses decreased to $32,095 in the first nine months 1996 from $34,866 in the first nine months of 1995. This decrease of $2,771 (8%) is primarily due to less staff time being required to manage the Company's operations in 1996.


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

The Company discontinued the payment of distributions during 1995. Future distributions are dependent upon, among other things, an increase in prices received for oil and gas. The Company will continue to recover its reserves and distribute to the limited partners the net proceeds realized form the sale of oil and gas production. Distribution amounts are subject to change if net revenues are greater or less than expected. Based on the December 31, 1995 reserve report prepared by Gruy, there appears to be sufficient future net revenues to pay all obligations and expenses. The General Partner does not intend to accelerate the repayment of the debt beyond the Company's cash flow provided by operating activities. The Company did make distributions in the amount of $11,892 on July 31, 1996. Future periodic distributions will continue once sufficient net revenues are accumulated.

On August 9, 1996, the Company's General Partner submitted preliminary proxy material to the Securities Exchange Commission with respect to a proposed consolidation of the Company with 33 other managed limited partnerships. On November 13, 1996, the Company submitted amended preliminary proxy material to the SEC with respect to this consolidation. The terms and conditions of the proposed consolidation are set forth in such preliminary proxy material.

As of September 30, 1996, the Company had no material commitments for capital expenditures. The Company does not intend to engage in any significant developmental drilling activity.

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

                   (b) The Company filed no reports on Form 8-K during the quarter ended September 30, 1996.

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


                                                ENEX OIL & GAS INCOME
                                           PROGRAM III - SERIES 5, L.P.
                                                    (Registrant)



                                            By:ENEX RESOURCES CORPORATION
                                                   General Partner



                                            By: /s/ R. E. Densford
                                                    R. E. Densford
                                              Vice President, Secretary
                                            Treasurer and Chief Financial
                                                       Officer




November 13, 1996                           By: /s/ James A. Klein
                                                     James A. Klein
                                                 Controller and Chief
                                                  Accounting Officer