Form 10KSB/A
period 1995-12-31
ENEX OIL & GAS INCOME PROGRAM III SERIES 5 LP
filed 1997-01-08
CIK 825247

-------------------------------------------------------------------------


-------------------------------------------------------------------------


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-KSB/A
                                  AMENDMENT III


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



Number of Equity Security Holders

                                               Number of Record Holders
               Title of Class                    (as of March 1, 1996)

             -----------------                ----------------------------


          General Partner's Interests                      1

          Limited Partnership Interests                  1,771



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


            Effective October 1, 1995, the Company sold its interest in the Kidd #1 well in the Enexco acquisition to Humphrey Oil Co. for $54,600. A gain from the sale of $48,589 was recognized by the Company. The impact of this sale on current and future revenues is not expected to be material, as such interests represented approximately 2% of historical and future net revenues.


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

            The Company discontinued the payment of distributions in the third quarter of 1995. Future distributions are dependent upon among other things, an increase in the prices received for oil and gas. The Company will continue to recover its reserves and reduce its obligations in 1996. The Company does not intend to purchase additional properties or fund extensive development of existing oil and gas properties, and as such; has no long-term liquidity needs. The Company's projected cash flows from operations will provide sufficient funding to pay its operating expenses and debt obligations. The general partner does not intend to accelerate the repayment of the debt beyond the cash flow provided by operating, financing and investing activities. The Company plans to repay the amount owed to the general partner over a five year period. Based upon current projected cash flows from its property, it does not appear that the Company will have sufficient cash to pay distributions and pay its operating expenses, and meet its debt obligations in the next twelve months.


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


DELOITTE & TOUCHE  LLP




Houston, Texas
March 18, 1996

ENEX OIL & GAS INCOME PROGRAM III - SERIES 5, L.P.

BALANCE SHEET, DECEMBER 31, 1995
------------------------------------------------------------------------------

ASSETS
                                                                      1995
                                                                --------------
CURRENT ASSETS:
  Cash                                                          $      13,280
  Accounts receivable - oil & gas sales                                26,632
  Other current assets                                                  3,415
                                                                --------------

Total current assets                                                   43,327
                                                                --------------

OIL & GAS PROPERTIES
  (Successful efforts accounting method) - Proved
   mineral interests and related equipment & facilities             3,554,081
  Less  accumulated depreciation and depletion                      3 203,759
                                                                --------------

Property, net                                                         350,322
                                                                --------------

TOTAL                                                           $     393,649
                                                                ==============

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                                             $      33,144
   Payable to general partner                                         167,133
                                                                --------------

Total current liabilities                                             200,277
                                                                --------------

PARTNERS' CAPITAL (DEFICIT):
   Limited partners                                                   165,893
   General partner                                                     27,479
                                                                --------------

Total partners' capital                                               193,372
                                                                --------------

TOTAL                                                           $     393,649
                                                                ==============


Number of $500 Limited Partner units outstanding                       10,797



See accompanying notes to financial statements.
------------------------------------------------------------------------------

ENEX OIL & GAS INCOME PROGRAM III - Series 5, L.P.

NOTES TO FINANCIAL STATEMENTS
FOR THE TWO YEARS ENDED DECEMBER 31, 1995

------------------------------------------------------------------------------


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

             Information relating to the allocation of costs and revenues between Enex, as general partner, and the limited partners is as follows:
                                                                     Limited
                                                            Enex     Partners

                                                           ------    ----------


             Commissions and selling expenses                            100%
             Company reimbursement of organization
               expense                                                   100%
             Company property acquisition                                100%
             General and administrative costs                10%          90%
             Costs of drilling and completing
               development wells                             10%          90%
             Revenues from temporary investment of
               partnership capital                                       100%
             Revenues from producing properties              10%          90%
             Operating costs (including general and
               administrative costs associated with
               operating producing properties)               10%          90%

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


             The Company's operating interests in oil and gas properties are recorded using the pro rata consolidation method pursuant to Interpretation 2 of Accounting Principles Board Opinion 18.


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

                                      ENEX OIL AND GAS INCOME PROGRAM III -
                                        SERIES 5, L.P.

                                      By:    ENEX RESOURCES CORPORATION
                                              the General Partner




December 23, 1996                        By:     /s/   G. B. Eckley
                                              -------------------
                                                       G. B. Eckley, President


                  In accordance with the Exchange Act, this report has been signed below on December 23, 1996, by the following persons in the capacities indicated.


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