Form 10QSB/A
period 1996-09-30
ENEX OIL & GAS INCOME PROGRAM III SERIES 5 LP
filed 1997-01-08
CIK 825247

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
BALANCE SHEET
--------------------------------------------------------------------------------

                                                              September 30,
ASSETS                                                             1996
                                                            --------------------
CURRENT ASSETS                                                 (Unaudited)
  Accounts receivable - oil & gas sales                       $          42,419
  Other current assets                                                    3,656
                                                            --------------------

Total current assets                                                     46,075
                                                            --------------------

OIL & GAS PROPERTIES
  (Successful efforts accounting method) - Proved
   mineral interests and related equipment & facilities               3,480,304
  Less  accumulated depreciation and depletion                        3,284,074
                                                            --------------------

Property, net                                                           196,230
                                                            --------------------


TOTAL                                                          $        242,305
                                                            ====================

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                                             $        32,122
   Payable to general partner                                           104,664
                                                            --------------------

Total current liabilities                                               136,786
                                                            --------------------

PARTNERS' CAPITAL:
   Limited partners                                                      67,449
   General partner                                                       38,070
                                                            --------------------

Total partners' capital                                                 105,519
                                                            --------------------

TOTAL                                                          $        242,305
                                                            ====================


Number of $500 Limited Partner units outstanding                         10,797




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
                                 ================    =================    =================    ===================



See accompanying notes to financial statements.
-----------------------------------------------------------------------------

ENEX OIL & GAS INCOME PROGRAM III - SERIES 5, L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
FOR THE TWO YEARS ENDED DECEMBER 31, 1995
AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996
------------------------------------------------------------------------------
                                                                                    PER $500
                                                                                    LIMITED
                                                                                    PARTNER
                                                 GENERAL           LIMITED          UNIT OUT-
                                  TOTAL          PARTNER          PARTNERS          STANDING
                               --------------   -------------    --------------     --------

BALANCE, JANUARY 1, 1994       $     326,545    $     21,129      $    305,416      $    28

CASH DISTRIBUTIONS                   (96,892)         (9,690)          (87,202)          (8)

NET INCOME (LOSS)                     (3,706)         10,577           (14,283)          (1)
                               --------------   -------------    --------------     --------

BALANCE, DECEMBER 31, 1994           225,947          22,016           203,931           19

CASH DISTRIBUTIONS                   (45,509)         (4,552)          (40,957)          (4)

NET INCOME                            12,934          10,015             2,919            -
                               --------------   -------------    --------------     --------

BALANCE, DECEMBER 31, 1995     $     193,372    $     27,479       $   165,893      $    15

CASH DISTRIBUTIONS                   (16,265)         (1,628)          (14,637)          (1)

NET INCOME                           (71,588)         12,219           (83,807)           -
                               --------------   -------------    --------------     --------

BALANCE, SEPTEMBER 30, 1996    $     105,519    $     38,070       $    67,449 (1)  $     6
                               ==============   =============    ==============     ========

(1)  Includes 2,047 units purchased by the general partner as a limited partner.



See accompanying notes to financial statements.
------------------------------------------------------------------------------
                                       I-3

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

4. On August 9, 1996, the Company's General Partner submitted preliminary proxy material to the Securities Exchange Commission with respect to a proposed consolidation of the Company with 33 other managed limited partnerships.On November 13, 1996, the Company submitted amended preliminary proxy material to the SEC with respect to this consolidation. The terms and conditions of the proposed consolidation are set forth in such preliminary proxy material.


5. The Financial Accounting Standards Board has issued Statement of Financial Accounting Standard ("SFAS") No. 121, "Accounting for the Impairment of
     Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which requires certain assets to be reviewed for impairment whenever events or circumstances indicate the carrying amount may not be recoverable. Prior to this pronouncement, the Company assessed properties on an aggregate basis. Upon adoption of SFAS 121, the Company began assessing properties on an individual basis, wherein total capitalized costs may not exceed the property's fair market value. The fair market value of each property was determined by H. J. Gruy and Associates, ("Gruy"). To determine the fair market value, Gruy estimated each property's oil and gas reserves, applied certain assumptions regarding price and cost escalations, applied a 10% discount factor for time and certain discount factors for risk, location, type of ownership interest, category of reserves, operational characteristics, and other factors. In the first quarter of 1996, the Company recognized a non-cash impairment provision of $147,948 for certain oil and gas properties due to changes in the overall market for the sale of oil and gas and significant decreases in the projected production from certain of the Company's oil and gas properties.

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


The Financial Accounting Standards Board has issued Statement of Financial Accounting Standard ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which requires certain assets to be reviewed for impairment whenever events or circumstances indicate the carrying amount may not be recoverable. Prior to this pronouncement, the Company assessed properties on an aggregate basis. Upon adoption of SFAS 121, the Company began assessing properties on an individual basis, wherein total capitalized costs may not exceed the property's fair market value. The fair market value of each property was determined by H. J. Gruy and Associates, ("Gruy"). To determine the fair market value, Gruy estimated each property's oil and gas reserves, applied certain assumptions regarding price and cost escalations, applied a 10% discount factor for time and certain discount factors for risk, location, type of ownership interest, category of reserves, operational characteristics, and other factors. In the first quarter of 1996, the Company recognized a non-cash impairment provision of $147,948 for certain oil and gas properties due to changes in the overall market for the sale of oil and gas and significant decreases in the projected production from certain of the Company's oil and gas properties.


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


CAPITAL RESOURCES AND LIQUIDITY


The Company's cash flow from operations is a direct result of the amount of net proceeds realized from the sale of oil and gas production. Accordingly, the changes in cash flow from 1995 to 1996 are primarily due to the changes in oil and gas sales described above. It is the general partner's intention to distribute substantially all of the Company's available cash flow to the Company's partners. The Company's "available cash flow" is essentially equal to the net amount of cash provided by operating, financing and investing activities.

The Company discontinued the payment of distributions during 1995. Future distributions are dependent upon, among other things, an increase in prices received for oil and gas. The Company will continue to recover its reserves and distribute to the limited partners the net proceeds realized form the sale of oil and gas production. Distribution amounts are subject to change if net revenues are greater or less than expected. Based on the December 31, 1995 reserve report prepared by Gruy, there appears to be sufficient future net revenues to pay all obligations and expenses. The Company does not intend to purchase additional properties or fund extensive development of existing oil and gas properties, and as such; has no long-term liquidity needs. The Company's projected cash flows from operations will provide sufficient funding to pay its operating expenses and debt obligations. The general partner does not intend to accelerate the repayment of the debt beyond the cash flow provided by operating, financing and investing activities. Based upon current projected cash flows from its property, it does not appear that the Company will have sufficient cash to pay distributions and pay its operating expenses, and meet its debt obligations. The Company did make distributions in the amount of $11,892 on July 31, 1996. Future periodic distributions will continue once sufficient net revenues are accumulated.


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


                                                ENEX OIL & GAS INCOME
                                           PROGRAM III - SERIES 5, L.P.
                                                    (Registrant)



                                            By:ENEX RESOURCES CORPORATION
                                                   General Partner



                                            By: /s/ R. E. Densford
                                                    R. E. Densford
                                              Vice President, Secretary
                                            Treasurer and Chief Financial
                                                       Officer





December 23, 1996                           By: /s/ James A. Klein
                                                     James A. Klein
                                                 Controller and Chief
                                                  Accounting Officer