Form 10KSB
period 1996-12-31
ENEX OIL & GAS INCOME PROGRAM III SERIES 5 LP
filed 1997-03-31
CIK 825247

-----------------------------------------------------------------------------
-----------------------------------------------------------------------------


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

     (Mark One)
               [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   For the fiscal year ended December 31, 1996

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

                                    Yes x No

          Check if there is no disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[x]

        State issuer's revenues for its most recent fiscal year. $367,021

          State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock as of a specified date within the past 60 days (See definition of affiliate in Rule 12b-2 of the Exchange
Act):

                                 Not Applicable

                      Documents Incorporated By Reference:

                                      None

------------------------------------------------------------------------------
------------------------------------------------------------------------------

                                TABLE OF CONTENTS

                            FORM 10-KSB ANNUAL REPORT
                      FOR THE YEAR ENDED DECEMBER 31, 1996
               ENEX OIL & GAS INCOME PROGRAM III - Series 5, L.P.


Item No.                   Part I                                Page
---------                 ----------                            -------



        1       Description of Business                            I-1

        2       Description of Property                            I-3

        3       Legal Proceedings                                  I-5

        4       Submission of Matters to a Vote
                of Security Holders                                I-5


                         Part II
                        -----------


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


                      Part III
                     -------------


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

               The Company is engaged in the oil and gas business through the ownership of various interests in producing oil and gas properties, as detailed in Item 2, below. If warranted, the Company may further develop its oil and gas properties. However, the Company does not intend to engage in significant drilling activities. Such activities may be conducted, however, as an incidental part of the management of producing properties or with a view toward enhancing the value of producing properties. In no event will the Company engage in exploratory drilling, or use any of the limited partners' net revenues to fund exploratory drilling activities. Any developmental drilling will be financed primarily through third party borrowing or with funds provided from operations. The expenses of drilling, completing and equipping and operating development wells are allocated 90% to the limited partners and 10% to the general partner. See Note 1 to the Financial Statements for information relating to the allocation of costs and revenues between the limited partners and the general partner. The Company's operations are concentrated in a single industry segment.

               The Company owns working interests in certain oil and gas properties. A "working interest" is a portion of the operating interest which is subject to most of the costs associated with a well.

               The principal executive office of the Company is maintained at Suite 200, Three Kingwood Place, Kingwood, Texas 77339. The telephone number at this office is (713) 358-8401. The Company has no regional offices.

     The Company has no employees. On March 1, 1997, Enex and its subsidiaries employed 23 persons.

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

               Sunniland Pipe Line Company and American Exploration Company accounted for 36% and 22%, respectively, of the total oil and gas sales in 1996. Sunniland Pipe Line Company and American Exploration Company accounted for 25% and 23%, respectively, of the total oil and gas sales in 1995. No other purchaser individually accounted for more than 10% of such sales. Although the Company marketed a significant portion of its sales to the above noted companies, such a concentration does not pose a significant risk due to the commodity nature of the Company's products.

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

               Partnerships with interests that are "publicly traded" are taxed as corporations unless at least 90% of their income is "qualifying income." Passive income or loss from publicly traded partnerships that are not taxed as corporations generally cannot be applied against passive income or loss from other sources. As stated in Item 5 of this Annual Report, there is no established public trading market for the Company's limited partnership interests. In addition, the Company derives more than 90% of its income within the meaning of section 7704(d) of the Code. Therefore, the Company should not be affected by the publicly traded partnership rules

               In order to prevent the adverse tax consequences that would affect the limited partners if the Company's limited partnership interests were to become publicly traded in the future, the general partner may, after final regulations have been issued by the Internal Revenue Service, submit to a vote of limited partners a proposal to amend the Company's agreement of limited partnership to provide, among other things, (a) that Enex shall have the right to refuse to recognize any transfer of limited partnership interests if it believes that such transfer occurred on a secondary market or the substantial equivalent thereof; and (b) that all assignors and assignees of the limited partnership interests shall be required to represent to Enex that any transfer of limited partnership interests did not, to the best of their knowledge, occur on a secondary market or the substantial equivalent thereof.

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

               HIGHTOWER acquisition. The Company acquired working interests in 3 oil wells in the Ellenburger formation in Andrews and Gaines Counties, Texas from Jack D. Hightower and Amber Energy, Inc. of Midland, Texas for a purchase price of $614,000 effective March 1, 1988. The acquisition is operated by Tamarack Petroleum, Cross Timbers Oil Co., and Sharp Drilling Co. The Company retains working interests ranging from 7.12% to 7.93% of the total Hightower acquisition at December 31, 1996.

     CORKSCREW acquisition. Working interests in 3 oil wells producing from the Sunniland Lime formation in Corkscrew Field, Collier County, Florida were purchased from R. K. Petroleum Corp. of Midland, Texas for $1,267,200 effective June 1, 1988. The Company's general partner has assumed operation of these wells. The Company retains a 26.4% working interest in the wells in the Corkscrew acquisition at December 31, 1996.

               MICHIGAN acquisition. This acquisition consists of working interests in 27 oil wells located in 8 counties in Michigan. The Company acquired its interests effective May 1988 and August 1988 for $674,440. The acquisition is operated by ten different oil and gas companies. The Company retains working interests ranging from .32% to 1.88% of the total Michigan acquisition at December 31, 1996.

               RIC acquisition. This acquisition consists of working interests in 69 wells located in 8 states, but primarily in Texas and Oklahoma. The Company acquired these interests for $549,885 from Resources Investment Corporation of Denver, Colorado effective September 1, 1988. The acquisition is operated by 21 different oil and gas companies, including the Company's general partner. Effective June 1, 1996, the Company sold its interest in the Harper well in the RIC acquisition for $15,572. The Company recognized a gain of $13,718 from the sale. The Company retains working interests ranging from 0.78% to 28.0% of the total RIC acquisition at December 31, 1996.

               ENEXCO acquisition. Effective October 1, 1988, the Company acquired working interests in two wells located in Blaine County, Oklahoma and Dawson County, Texas. These interests were purchased from Janex Oil Co., Inc. of Dallas, Texas for $72,100. The acquisition is operated by Samedan Oil Corp. Effective October 1, 1995, the Company sold its interest in the Kidd #1 well in the Enexco acquisition to Humphrey Oil Co. for $54,600. A gain from the sale of $48,589 was recognized by the Company. Effective April 1, 1996, the Company sold its interest in the Kidd well in the Enexco acquisition for $17,920. The Company recognized a $17,920 gain from the sale. The Company retains a 7.71% working interest in the wells in the Enexco acquisition at December 31, 1996.

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

               Proved oil and gas reserves reported herein are based on engineering reports prepared by the petroleum engineering consulting firm of H.
J. Gruy and Associates, Inc. The reserves included in this report are estimates only and should not be construed as exact quantities. Future conditions may affect recovery of estimated reserves and revenue, and all reserves may be subject to revision as more performance data become available. The proved reserves used in this report conform to the applicable definitions promulgated by the Securities and Exchange Commission. No major discovery or other favorable or adverse event that could potentially cause a significant change in the estimated proved reserves has occurred since December 31, 1996.

Net Oil and Gas Production

               The following table shows for the years ended December 31, 1996 and 1995, the approximate production attributable to the Company's oil and gas interests. The figures in the table represent "net production"; i.e., production owned by the Company and produced to its interest after deducting royalty and other similar interests. All production occurred in the United States.

                                                             1996        1995
                                                          ----------   --------


Crude oil and condensate (Bbls)..........................   18,638      19,400
Natural gas (Mcf)........................................   29,197      32,430

                     The following table sets forth the Company's average sales price per barrel of oil, per Mcf of gas, and average production cost per unit produced for the years ended December 31, 1996 and 1995.

                                                        1996           1995
                                                  ------------  ------------



Average sales price per barrel of oil........... $    16.02     $    13.42
Average sales price per Mcf of gas..............       2.34           1.61
Average production cost per equivalent
  barrel of production..........................       9.20           8.41


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



Number of Equity Security Holders

                                                    Number of Record Holders
                Title of Class                        (as of March 1, 1997)
            --------------------                   ---------------------------


           General Partner's Interests                          1

           Limited Partnership Interests                      1,649



Dividends

           The Company made cash distributions to partners of $1 and $4 per $500 investment in 1996 and 1995 respectively. The Company discontinued the payment of distributions in the third quarter of 1996. Future distributions are dependent upon, among other things, an increase in the prices received for oil and gas. The Company will continue to recover its reserves and reduce obligations in 1997. Based upon current projected cash flows from its property, it does not appear that the Company will have sufficient net cash flow after debt service to pay distributions.

Item 6.       Management's Discussion and Analysis or Plan of Operation


Results of Operations

              This discussion should be read in conjunction with the financial statements of the Company and the notes thereto included in this Form 10-KSB.

              Oil and gas sales in 1996 were $367,021 as compared with $312,547 in 1995. This represents an increase of $54,474 or 17%. Oil sales increased by $38,375 or 15%. A 19% increase in the average oil sales price increased sales by $48,601. This increase was partially offset by a 4% decline in oil production. Gas sales increased by $16,099 or 31%. A 45% increase in the average gas sales price increased sales by $21,324. This increase was partially offset by a 10% decrease in gas production. The changes in average sales prices correspond with changes in the overall market for the sale of oil and gas. The lower oil production was primarily the result of natural production declines, partially offset by production from the Corkscrew acquisition which had been shut-in during the second quarter of 1995 for rod repairs. The lower gas production was primarily the result of the sale of the Kidd well in the Enexco acquisition, effective April 1, 1996, coupled with natural production declines.

              Lease operating expenses increased to $195,202 in 1996, from $191,678 in 1995. The increase of $3,524 or 2% was primarily a result of road repair expenses incurred on the Corkscrew acquisition in the first quarter of 1996.

              Depreciation and depletion expense decreased to $39,948 in 1996 from $87,220 in 1995. This represents a decrease of $47,272 or 54%. The changes in production, noted above, caused depreciation and depletion expense to decrease by $4,566. A 52% decrease in the depletion rate reduced depreciation and depletion expense by an additional $42,706. The depletion rate decrease was primarily due to the recognition of an impairment of property for $147,948 in the first quarter of 1996, as noted below, coupled with upward revisions of the oil and gas reserves during December 1996.

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

              Effective April 1, 1996, the Company sold its interest in the Kidd well in the Enexco acquisition for $17,920. The Company recognized a $17,920 gain from the sale. Effective June 1, 1996, the Company sold its interest in the Harper well in the RIC acquisition for $15,572. The Company recognized a gain of $13,718 from the sale. Effective August 1, 1996 the Company sold its interest in the Spider Lake 3-2 well for $1,606. The Company recognized a gain of $1,606 from the sale. The impact of these sales on current and future revenues are not expected to be material, as such interests represented approximately 6% of historical and future net revenues.

              General and administrative expenses decreased to $51,030 in 1996 from $52,387 in 1995. The decrease of $1,357 or 3% was primarily due to less staff time being required to manage the Company's operations.


Capital Resources and Liquidity

              The Company's cash flow from operations is a direct result of the amount of net proceeds from the sale of oil and gas production after payment of its debt obligations. Accordingly, the changes in cash flow from 1995 to 1996 are primarily due to the changes in oil and gas sales described above. It is the general partner's intention to distribute substantially all of the Company's available net cash flow after repayment of debt to the Company's partners.

              The Company discontinued the payment of distributions in the third quarter of 1995. Future distributions are dependent upon among other things, an increase in the prices received for oil and gas. The Company will continue to recover its reserves and reduce its obligations in 1997. The Company does not intend to purchase additional properties or fund extensive development of existing oil and gas properties, and as such; has no long-term liquidity needs. The Company's projected cash flows from operations will provide sufficient funding to pay its operating expenses and debt obligations. The general partner does not intend to accelerate the repayment of the debt beyond the cash flow provided by operating, financing and investing activities. The Company plans to repay the amount owed to the general partner over a four year period. Based upon current projected cash flows from its property, it does not appear that the Company will have sufficient net cash flow after debt service to pay distributions in 1997.

              At December 31, 1996, the Company had no material commitments for capital expenditures. The Company does not intend to engage in any significant developmental drilling activity.

Item 7.        Financial Statements and Supplementary Data



INDEPENDENT AUDITORS' REPORT


The Partners
Enex Oil & Gas Income
  Program III - Series 5, L.P.:


We have audited the accompanying balance sheet of Enex Oil & Gas Income Program III - Series 5, L.P. (a New Jersey limited partnership) as of December 31, 1996 and the related statements of operations, changes in partners' capital, and cash flows for each of the two years in the period ended December 31, 1996. These financial statements are the responsibility of the general partner of Enex Oil & Gas Income Program III - Series 5, L.P. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Enex Oil & Gas Income Program III - Series 5, L.P. at December 31, 1996 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.


DELOITTE & TOUCHE  LLP




Houston, Texas
March 18, 1997

ENEX OIL & GAS INCOME PROGRAM III - SERIES 5, L.P.

BALANCE SHEET, DECEMBER 31, 1996
--------------------------------------------------------------------------------

ASSETS
                                                                    1996
                                                                ----------------
CURRENT ASSETS:
  Cash                                                             $      2,136
  Accounts receivable - oil & gas sales                                  39,128
  Other current assets                                                    3,438
                                                                ---------------

Total current assets                                                     44,702
                                                                ---------------

OIL & GAS PROPERTIES
  (Successful efforts accounting method) - Proved
   mineral interests and related equipment & facilities               3,496,108
  Less  accumulated depreciation and depletion                        3,278,191
                                                                ---------------

Property, net                                                           217,917
                                                                ---------------


TOTAL                                                                   262,619
                                                                ===============

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                                                      31,540
   Payable to general partner                                           108,985
                                                                ---------------

Total current liabilities                                               140,525
                                                                ---------------

PARTNERS' CAPITAL:
   Limited partners                                                      82,953
   General partner                                                       39,141
                                                                ---------------

Total partners' capital                                                 122,094
                                                                ---------------

TOTAL                                                             $     262,619
                                                                ===============


Number of $500 Limited Partner units outstanding                         10,797



See accompanying notes to financial statements.
--------------------------------------------------------------------------------

ENEX OIL & GAS INCOME PROGRAM III - SERIES 5, L.P.

STATEMENTS OF OPERATIONS
FOR THE TWO YEARS ENDED DECEMBER 31, 1996
-------------------------------------------------------------------------

                                                      1996                  1995
                                              -------------------    -------------------

REVENUES:
  Oil and gas sales                           $          367,021         $      312,547
                                              -------------------    -------------------

EXPENSES:
  Depreciation and depletion                              39,948                 87,220
  Impairment of property                                 147,948                      -
  Lease operating expenses                               195,202                191,678
  Production taxes                                        21,151                 16,917
  General and administrative:
    Allocated from general partner                        37,143                 43,150
    Direct expense                                        13,887                  9,237
                                              -------------------    -------------------

Total expenses                                           455,279                348,202
                                              -------------------    -------------------

LOSS FROM OPERATIONS                                     (88,258)               (35,655)
                                              -------------------    -------------------

OTHER INCOME:
  Gain from sale of property                              33,244                 48,589
                                              -------------------    -------------------

NET INCOME (LOSS)                             $          (55,014)        $       12,934
                                              ===================    ===================




See accompanying notes to financial statements.
-------------------------------------------------------------------
                                      II-6

ENEX OIL & GAS INCOME PROGRAM III - SERIES 5, L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
FOR THE TWO YEARS ENDED DECEMBER 31, 1996
------------------------------------------------------------------------------

                                                                                            PER $500
                                                                                            LIMITED
                                                                                            PARTNER
                                                  GENERAL              LIMITED             UNIT OUT-
                              TOTAL               PARTNER              PARTNERS             STANDING
                            -------------    -----------------    -----------------    -----------------

BALANCE, JANUARY 1, 1995      $  225,947       $       22,016     $        203,931   $ $             19

CASH DISTRIBUTIONS               (45,509)              (4,552)             (40,957)                  (4)

NET INCOME                        12,934               10,015                2,919                    -
                            -------------    -----------------    -----------------    -----------------

BALANCE, DECEMBER 31, 1995       193,372               27,479              165,893                   15

CASH DISTRIBUTIONS               (16,264)              (1,626)             (14,638)                  (1)

NET INCOME (LOSS)                (55,014)              13,288              (68,302)                  (6)
                            -------------    -----------------    -----------------    -----------------

BALANCE, DECEMBER 31, 1996    $  122,094        $      39,141     $         82,953 (1) $              8
                            =============    =================    =================    =================



(1)  Includes 2,063 units purchased by the general partner as a limited partner.





See accompanying notes to financial statements.
---------------------------------------------------------------
                                      II-7

ENEX OIL AND GAS INCOME PROGRAM III - SERIES 5, L.P.

STATEMENTS OF CASH FLOWS
FOR THE TWO YEARS ENDED DECEMBER 31, 1996
----------------------------------------------------------------------------

                                                                  1996                    1995
                                                          -------------------      -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                         $          (55,014)       $          12,934
                                                          -------------------      -------------------

Adjustments to reconcile net income (loss) to net cash
   provided by operating activities
  Depreciation and depletion                                          39,948                   87,220
  Impairment of property                                             147,948                        -
  Gain from sale of property                                         (33,244)                 (48,589)
(Increase) decrease in:
  Accounts receivable - oil & gas sales                              (12,496)                  13,129
  Other current assets                                                   (23)                  (1,451)
Increase (decrease) in:
   Accounts payable                                                   (1,604)                   7,559
   Payable to general partner                                        (58,148)                 (62,092)
                                                          -------------------      -------------------

Total adjustments                                                     82,381                   (4,224)
                                                          -------------------      -------------------

Net cash provided by operating activities                             27,367                    8,710
                                                          -------------------      -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of property                                     35,098                   54,600
   Property additions - development costs                            (57,345)                 (14,953)
                                                          -------------------      -------------------

Net cash provided (used) by investing activities                     (22,247)                  39,647
                                                          -------------------      -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                                                (16,264)                 (45,509)
                                                          -------------------      -------------------

NET INCREASE (DECREASE) IN CASH                                      (11,144)                   2,848

CASH AT BEGINNING OF YEAR                                             13,280                   10,432
                                                          -------------------      -------------------

CASH AT END OF YEAR                                       $            2,136         $         13,280
                                                          ===================      ===================



See accompanying notes to financial statements.
-----------------------------------------------------------------------------

ENEX OIL & GAS INCOME PROGRAM III - Series 5, L.P.

NOTES TO FINANCIAL STATEMENTS
FOR THE TWO YEARS ENDED DECEMBER 31, 1996

----------------------------------------------------------------------------


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

               Information relating to the allocation of costs and revenues between Enex, as general partner, and the limited partners is as follows:
                                                                      Limited
                                                            Enex      Partners
                                                           -------  ------------


               Commissions and selling expenses                         100%
               Company reimbursement of organization
                 expense                                                100%
               Company property acquisition                             100%
               General and administrative costs              10%         90%
               Costs of drilling and completing
                 development wells                           10%         90%
               Revenues from temporary investment of
                 partnership capital                                    100%
               Revenues from producing properties            10%         90%
               Operating costs (including general and
                 administrative costs associated with
                 operating producing properties)             10%         90%

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

               Uses of Estimates - The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from these estimates.

3.             FEDERAL INCOME TAXES

               General - The Company is not a taxable entity for federal income tax purposes. Such taxes are liabilities of the individual partners and the amounts thereof will vary depending on the individual situation of each partner. Accordingly, there is no provision for income taxes in the accompanying financial statements.

Set forth below is a reconciliation of net income (loss) as reflected in the accompanying financial statements and net income (loss) for federal income tax purposes for the year ended December 31, 1996:

                                                                                     Allocable to               Per $500 Limited
                                                                      -------------------------------------
                                                                            General            Limited              Partner Unit
                                                       TOTAL                Partner           Partners              Outstanding
                                                 -----------------    ------------------ ------------------   -------------
Net income (loss) as reflected in the
     accompanying financial statements           $        (55,014)    $          13,288  $         (68,302)   $         (6)
Reconciling items:
  Intangible drilling costs capitalized
     for financial reporting purposes
     which  were charged-off for
     federal income tax purposes                          (27,760)               (2,776)           (24,984)             (2)
  Difference in depreciation, depletion
     and amortization computed for
     federal income tax purposes and
     the amount computed for
     financial reporting purposes                          68,638                     -             68,638               6
Difference in gain on property sales for
     federal income tax purposes and
     the amount computed for financial
     reporting purposes                                    (7,283)               (3,324)            (3,959)             (1)
                                                 -----------------    ------------------ ------------------   -------------
Net income (loss) for federal
   income tax purposes                           $        (21,419)    $           7,188  $         (28,607)   $         (3)
                                                 =================    ================== ==================   =============

Net income (loss) for federal income tax purposes is a summation of ordinary income (loss), portfolio income (loss), cost depletion and intangible drilling costs as presented in the Company's federal income tax return.

Set forth below is a reconciliation between partners' capital as reflected in the accompanying financial statements and partners' capital for federal income tax purposes as of December 31, 1996:

                                                                                     Allocable to            Per $500 Limited
                                                                      -------------------------------------
                                                                            General            Limited         Partner Unit
                                                       TOTAL                Partner           Partners         Outstanding
                                                 -----------------    ------------------ ------------------   -----------
Partners' capital as reflected in the
     accompanying financial statements           $        122,094     $          39,141  $          82,953    $        8
Reconciling items:
  Intangible drilling costs capitalized
     for financial reporting purposes
     which  were charged-off for
     federal income tax purposes                         (239,864)              (31,353)          (208,511)          (19)
 Difference in accumulated depreciation
     depletion and amortization for
     financial reporting and federal
     income tax purposes                                  424,803                     -            424,803            39
  Commissions and syndication
     fees capitalized for federal
     income tax purposes                                  517,721                     -            517,721            48
                                                 -----------------    ------------------ ------------------   -----------
Partners' capital for federal
     income tax purposes                         $        824,754     $           7,788  $         816,966    $       76
                                                 =================    ================== ==================   ===========

4.        PAYABLE TO GENERAL PARTNER

          The payable to general partner primarily consists of general and administrative expenses allocated to the Company by Enex during the Company's start-up phase and for its ongoing operations. The Company plans to repay the amounts owed to the general partner over a four year period.

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

6.        SIGNIFICANT PURCHASERS

          Sunniland Pipe Line Company and American Exploration Company accounted for 36% and 22%, respectively, of the total oil and gas sales in 1996. Sunniland Pipe Line Company and American Exploration Company accounted for 25% and 23%, respectively, of the total oil and gas sales in 1995. No other purchaser individually accounted for more than 10% of such sales.

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

ENEX OIL & GAS INCOME PROGRAM III - SERIES 5, L.P.

SUPPLEMENTARY OIL AND GAS INFORMATION
FOR THE TWO YEARS ENDED DECEMBER 31, 1996
------------------------------------------------------------------------------

Proved Oil and Gas Reserve Quantities (Unaudited)

The following presents an estimate of the Company's proved oil and gas reserve quantities and changes therein for each of the two years in the period ended December 31, 1996. Oil reserves are stated in barrels ("BBLS") and natural gas in thousand cubic feet ("MCF"). The amounts per $500 limited partner unit do not include a potential 5% reduction after payout. All of the Company's reserves are located within the United States.

                                                             Per $500                               Per $500
                                                              Limited             Natural            Limited
                                          Oil              Partner Unit             Gas           Partner Unit
                                         (BBLS)             Outstanding            (MCF)           Outstanding
                                        -------------    ------------------   ----------------   ----------------

PROVED DEVELOPED AND
    UNDEVELOPED RESERVES:
January 1, 1995                              119,779                    10            110,124                  9

    Revisions of previous estimates          (20,505)                   (2)            22,157                  2
                                              (2,186)                    -               (454)                 -
    Production                               (19,400)                   (2)           (32,430)                (3)
                                        -------------    ------------------   ----------------   ----------------

December 31, 1995                             77,688                     6             99,397                  9

    Revisions of previous estimates           37,594                     4             48,221                  4
    Sales of minerals in place                  (332)                    -            (20,129)                (2)
    Production                               (18,638)                   (2)           (29,197)                (3)
                                        -------------    ------------------   ----------------   ----------------

December 31, 1996                             96,312                     8             98,292                  8
                                        =============    ==================   ================   ================


PROVED DEVELOPED RESERVES:

January 1, 1995                              119,779                    10            110,124                  9
                                        =============    ==================   ================   ================

December 31, 1995                             77,688                     6             99,397                  9
                                        =============    ==================   ================   ================

December 31, 1996                             96,312                     8             98,292                  8
                                        =============    ==================   ================   ================

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure


          Not Applicable

                                    PART III

------------------------------------------------------------------------------
Item 9.          Directors, Executive Officers, Promoters and Control Persons;
                 Compliance with Section 16(a) of the Exchange Act

                 The   Company's   sole  General   Partner  is  Enex   Resources
Corporation, a Delaware corporation. The Company has no Directors or executive officers. The Directors and executive officers of Enex are:

                 Gerald B. Eckley. Mr. Eckley, age 70, has served as a Director, President and Chief Executive Officer of the General Partner since its formation in 1979. He was employed by Shell Oil Company from 1951 to 1967 and served in managerial capacities from 1959 to 1967. From 1967 to 1969, he was Director of Fund Raising at the University of Oklahoma and from 1969 to 1971, was Vice President of Land and Operations for Imperial American Management Company. In 1971, Mr. Eckley was a petroleum consultant and in 1972-1973 was General Counsel and Executive Director of the Oil Investment Institute. From 1973 to 1974, he was Manager of Oil Properties, Inc. and from 1974 to 1976, was Vice President, Land and Joint Ventures for Petro-Lewis Corporation. From 1977 to August 1979, Mr. Eckley was President of Eckley Energy, Inc., a company engaged in purchasing and selling oil and gas properties. Mr. Eckley received an L.L.B. degree from the University of Oklahoma in 1951 and a Juris Doctor degree from the University of Oklahoma in 1970.

                 William C. Hooper, Jr. Mr. Hooper, age 59, has been a Director of the General Partner since its formation in 1979 and is a member of the General Partner's Audit and Compensation and Options Committees. In 1960 he was a staff engineer in the Natural Gas Department of the Railroad Commission of Texas, with principal duties involving reservoir units and gas proration. In 1961 he was employed by the California Company as a Drilling Engineer and Supervisor. In 1963 he was employed as a Staff Engineer by California Research Corporation and in 1964 rejoined the California Company as a project manager having various duties involving drilling and reservoir evaluations. In 1966 he was Executive Vice President for Moran Bros. Inc., coordinating and managing all company activities, drilling operations, bidding and engineering. From 1970 until the present, he has been self-employed as a consulting petroleum engineer providing services to industry and government and engaged in business as an independent oil and gas operator and investor. From 1975 to 1987 he was also a Director and President of Verna Corporation, a drilling contractor and service organization. He received a B.S. degree in Petroleum Engineering in 1960 from the University of Texas and an M.S. degree in Petroleum Engineering from that same University in 1961.

                 Stuart Strasner. Mr. Strasner, age 67, was a Director of the General Partner from its formation until October of 1986. He was reappointed to the Board on April 19, 1990 to fill a vacancy. He is a member of the Audit Committee. He is a professor of business law at Oklahoma City University and was Dean of the law school at Oklahoma City University from July 1984 until June 1991. Prior to July 1984, Mr. Strasner was an attorney in private practice with McCollister, McCleary, Fazio and Holliday in Oklahoma City, Oklahoma. From 1959 to 1974, he was employed by various banks, bank holding companies and an insurance company in executive capacities. From 1974 to 1978, he was a consultant to various corporations such as insurance companies, bank holding companies and small business investment companies. From 1978 until late 1981, he was Executive Director of the Oklahoma Bar Association, and from 1981 to 1983 was a Director and President of PRST Enterprises, Inc., a real estate development company. Mr. Strasner holds an A.B. degree from Panhandle A&M College, Oklahoma, and a J.D. degree from the University of Oklahoma. He is a member of the Fellows of the American Bar Association and a member of the Oklahoma Bar Association. Mr. Strasner is also a director of Health Images, Inc., a public company which provides fixed site magnetic resonance imaging ("MRI") services.


                                      III-1

     Martin J. Freedman. Mr. Freedman, age 72, was one of the General Partner's founders and a member of its Board of Directors as well as a board member of Enex Securities Corporation until June of 1986. He was reappointed to the Board on April 19, 1990 to fill a vacancy. He is a member of the Compensation and Options Committee. He is currently President of Freedman Oil & Gas Company, engaged primarily in the management of its exploration and producing properties, and the managing partner Martin J. Freedman & Company which has an interest in approximately one hundred producing oil and/or gas wells. Mr. Freedman is a lifetime member of the Denver Petroleum Club as well as being a lifetime member of the Denver Association of Petroleum Landmen. He was an officer and Director and/or founder of several former private and public companies. Mr. Freedman entered the oil and gas business in 1954 when he joined Mr. Marvin Davis of the Davis Oil Company. In 1956, he became President of Central Oil Corporation, a company engaged in oil and gas exploration. From 1958 on, Mr. Freedman operated as Martin J. Freedman Oil Properties and was President of Oil Properties, Inc., a private corporation. Mr. Freedman attended Long Island University and New York University. He received a bachelor's degree in Psychology and also attended New York University's graduate school.

                 James Thomas Shorney. Mr. Shorney, age 71, has been a Director of the General Partner since April of 1990 and is a member of the Compensation and Options Committee. He has been a petroleum consultant and Secretary/Treasurer of the Shorney Company, a privately held oil and gas exploration company, from 1970 to date. From 1970 to 1976, he also served as a petroleum consultant in Land and Lease Research Analysis Studies for the GHK Company. He was an oil and gas lease broker from 1962 to 1970 and employed by Shell Oil Company in the Land Department from 1954 to 1962. Before joining Shell Oil Company, he served as Public Information Officer in the U.S. Army Air Force from 1950 to 1953 including attending Georgetown University Graduate School in 1952. Mr. Shorney graduated from the University of Oklahoma with a B.A. degree in Journalism in 1950. From 1943 to 1945, he served in the U.S. Army Air Force as an air crew member on a B-24 Bomber. Mr. Shorney is a member of the Oklahoma City Association of Petroleum Landmen on which he has served as Director and Secretary/Treasurer. He is an active member of the American Association of Petroleum Landmen. In 1975, Mr. Shorney was first listed in the London Financial Times' Who's Who in World Oil and Gas.

     Robert D. Carl, III. Mr. Carl, age 43, was appointed a Director of the General Partner on July 30, 1991 and is a member of the Audit Committee. He is President, Chief Executive Officer and Chairman of the Board of Health Images, Inc., a public company whose securities are traded on NYSE, which provides fixed site magnetic resonance imaging ("MRI") services. From 1978 to 1981, Mr. Carl also served as President of Carl Investment Associates, Inc. a registered investment advisor. In 1981, Mr. Carl joined Cardio-Tech, Inc., as general counsel and as an officer and Director. Upon the sale and reorganization of Cardio-Tech, Inc. into Cardiopul Technologies in 1982, he served as its Executive Vice President and as a Director. In March, 1985 he was elected President, Chief Executive Officer and Chairman of Cardiopul Technologies which spun off its non-imaging medical services business and changed its name to Health Images, Inc. Mr. Carl received a B.A. in History from Franklin and Marshall College, Lancaster, Pennsylvania in 1975 and a J.D. from Emory University School of Law, Atlanta, Georgia in 1978. Mr. Carl is a trustee of Franklin & Marshall College and is a member of the State Bar of Georgia.

                 On  January 4, 1996,  the SEC filed a  complaint  in the United
States District Court for the District of Columbia against Mr. Carl alleging that Mr. Carl violated Section 16(a) of the Securities Exchange Act of 1934 ("Exchange Act"), and Rule 16a-2 and 16a-3 (and former Rule 16a-1) thereunder, by failing to timely file reports concerning thirty-eight securities transactions in his mother's brokerage accounts involving shares of Health Images, Inc. stock. The SEC took the position that because Mr. Carl (1) provided substantial

                                      III-2
financial support to his mother, (2) commingled his mother's assets with his own, (3) provided a substantial portion of the funds used to purchase the shares in question, and (4) received from his mother a substantial portion of the sales proceeds, he, therefore, had a pecuniary interest in, and was a beneficial owner of, the shares in question.

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

     Robert E. Densford. Mr. Densford, age 39, was appointed a Director of the General Partner on September 11, 1991. He joined the General Partner as Controller on May 1, 1985 and became Vice President- Finance, Secretary and Treasurer on March 1, 1989. From January 1983 to April 1985, he was Senior Accountant for Deloitte Haskins & Sells in Houston, Texas, auditing both closely held and publicly owned oil and gas companies. From September 1981 to December 1982, he was a staff accountant for Coopers & Lybrand in Houston. Mr. Densford is a C.P.A. and holds a B.B.A. degree in Accounting and an M.S. degree in Oil and Gas Accounting from Texas Tech University and is a member of the American Institute of Certified Public Accountants and the Texas Society of Certified Public Accountants.

     James A. Klein. Mr. Klein, age 33, joined the General Partner as Controller in February 1991. In June 1993, he was appointed President and Principal of Enex Securities Corporation. From June 1988 to February 1991, he was employed by Positron Corporation in Houston. From July 1987 to May 1988, he was employed by Transworld Oil Company in Houston and from September 1985 until July 1987, he was an accountant with Deloitte Haskins & Sells in Houston, Texas, auditing oil and gas and oil service companies. Mr. Klein is a Certified Public Accountant and holds a B.A. in Accounting (1985) from the University of Iowa. He is a member of the American Institute of Certified Public Accountants and the Iowa Society of Certified Public Accountants.

Item 10.         Executive Compensation

                 The Company has no Directors or executive officers.

                 The Company does not pay a proportional or fixed share of the compensation paid to the officers of the General Partner.

                 The Company reimburses the General Partner for direct costs and administrative costs incurred on its behalf. Administrative costs allocated to the Company are computed on a cost basis in accordance with standard industry practices by allocating the time spent by the General Partner's personnel among all projects and by allocating rent and other overhead on the basis of the relative direct time charges. The Company

                                      III-3
incurred $37,143 and $43,150 of such administrative costs payable to the General Partner in 1996 and 1995, respectively.

Item 11.         Security Ownership of Certain Beneficial Owners and Management


                                           $500 Limited
                           Name of         Partner Units       Percent
 Title of Class       Beneficial Owner    Owned Directly      of Class

 Limited Partner       Enex Resources           2,063         19.1086%


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

               See Item Number 2 - "Description of Property" in this report for a description of the properties operated by Enex. Enex operates such properties under the terms of a Joint Operating Agreement ("JOA"). Overhead charges allowed to third parties under the JOA in accordance with the Council of Petroleum Accountants Societies are not charged to the Company. Such costs are considered to be within the general and administrative overhead charges allocated to the Company.

Item 13.       Exhibits and Reports on Form 8-K
                                                                      Sequential
                                                                        Page No.

                                                                ----------------


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

                                  b. Amended Agreement of Limited Partnership. Incorporated by reference to
                                       Exhibit 3(a) to Post-Effective Amendment
                                        No. 1 to the Registration
                                       Statement on Form S-1 (No. 33-4755) of
                                       Enex Oil and Gas Income
                                       Program III filed with the Securities
                                       and Exchange Commission on April 9,
                                       1987.

                       (4)        Not Applicable

                       (10)       Not Applicable

                       (11)       Not Applicable

                       (12)       Not Applicable


                                      III-4

                       (13)       Not Applicable

                       (18)       Not Applicable

                       (19)       Not Applicable

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

                                      ENEX OIL AND GAS INCOME PROGRAM III -
                                        SERIES 5, L.P.

                                      By:    ENEX RESOURCES CORPORATION
                                              the General Partner




March 18, 1997                        By:     /s/   G. B. Eckley
                                              -------------------
                                                    G. B. Eckley, President


                  In accordance with the Exchange Act, this report has been signed below on March 18, 1997, by the following persons in the capacities indicated.


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