Form 10QSB
period 1997-03-31
ENEX OIL & GAS INCOME PROGRAM III SERIES 5 LP
filed 1997-05-15
CIK 825247

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

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
BALANCE SHEET
----------------------------------------------------------------------------

                                                                  MARCH 31,
ASSETS                                                               1997
                                                          ------------------
                                                                (Unaudited)
CURRENT ASSETS:
  Cash                                                       $       17,668
  Accounts receivable - oil & gas sales                              41,168
  Other current assets                                                2,731
                                                          ------------------

Total current assets                                                 61,567
                                                          ------------------

OIL & GAS PROPERTIES
  (Successful efforts accounting method) - Proved
   mineral interests and related equipment & facilities           3,494,967
  Less  accumulated depreciation and depletion                    3,288,049
                                                          ------------------

Property, net                                                       206,918
                                                          ------------------


TOTAL                                                        $      268,485
                                                          ==================

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                                          $       29,271
   Payable to general partner                                        89,622
                                                          ------------------

Total current liabilities                                           118,893
                                                          ------------------

PARTNERS' CAPITAL:
   Limited partners                                                 106,715
   General partner                                                   42,877
                                                          ------------------

Total partners' capital                                             149,592
                                                          ------------------

TOTAL                                                       $       268,485
                                                          ==================


Number of $500 Limited Partner units outstanding                     10,797




See accompanying notes to financial statements.
----------------------------------------------------------------------------

ENEX OIL & GAS INCOME PROGRAM III - SERIES 5, L.P.
STATEMENTS OF OPERATIONS
-----------------------------------------------------------------------------

(UNAUDITED)                                THREE MONTHS ENDED
                                     ----------------------------------------
                                        MARCH 31,              MARCH 31,
                                           1997                  1996
                                   -------------------    -------------------
REVENUES:
  Oil and gas sales                $          102,695         $       92,521
                                   -------------------    -------------------

EXPENSES:
  Depreciation and depletion                    9,858                 13,893
  Impairment of property                            -                147,948
  Lease operating expenses                     50,591                 53,454
  Production taxes                              6,204                  5,719
  General and administrative                    8,544                 12,443
                                   -------------------    -------------------

Total expenses                                 75,197                233,457
                                   -------------------    -------------------

NET INCOME (LOSS)                  $           27,498         $     (140,936)
                                   ===================    ===================



See accompanying notes to financial statements.
------------------------------------------------------------------------------
                                       I-2

ENEX OIL & GAS INCOME PROGRAM III - SERIES 5, L.P.

STATEMENT OF CHANGES IN PARTNERS' CAPITAL
FOR THE YEAR ENDED DECEMBER 31, 1996 AND
FOR THE THREE MONTHS ENDED MARCH 31, 1997
----------------------------------------------------------------------------

                                                                                                PER $500
                                                                                                 LIMITED
                                                                                                 PARTNER
                                                       GENERAL              LIMITED             UNIT OUT-
                                  TOTAL                PARTNER             PARTNERS             STANDING
                            -----------------    ------------------   ------------------   ------------------

BALANCE, JANUARY 1, 1996    $        193,372     $          27,479    $         165,893    $              15

CASH DISTRIBUTIONS                   (16,264)               (1,626)             (14,638)                  (1)

NET INCOME (LOSS)                    (55,014)               13,288              (68,302)                  (6)
                            -----------------    ------------------   ------------------   ------------------

BALANCE, DECEMBER 31, 1996           122,094                39,141               82,953                    8

NET INCOME                            27,498                 3,736               23,762                    2
                            -----------------    ------------------   ------------------   ------------------

BALANCE, MARCH 31, 1997     $        149,592     $          42,877    $         106,715 (1)$              10
                            =================    ==================   ==================   ==================


(1)  Includes 2,064 units purchased by the general partner as a limited partner.



See accompanying notes to financial statements.
-----------------------------------------------------------------------------
                                       I-3

ENEX OIL AND GAS INCOME PROGRAM III - SERIES 5, L.P.
STATEMENTS OF CASH FLOWS
----------------------------------------------------------------------------

(UNAUDITED)
                                                                   THREE MONTHS ENDED
                                                             ------------------------------------------

                                                                MARCH 31,                MARCH 31,
                                                                   1997                    1996
                                                           -------------------      -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                          $           27,498          $      (140,936)
                                                           -------------------      -------------------

Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
  Depreciation and depletion                                            9,858                   13,893
  Impairment of property                                                    -                  147,948
(Increase) decrease in:
  Accounts receivable - oil & gas sales                                (2,040)                 (12,158)
  Other current assets                                                    707                      132
Increase (decrease) in:
   Accounts payable                                                    (2,269)                 (18,675)
   Payable to general partner                                         (19,363)                   6,310
                                                           -------------------      -------------------

Total adjustments                                                     (13,107)                 137,450
                                                           -------------------      -------------------

Net cash provided (used) by operating activities                       14,391                   (3,486)
                                                           -------------------      -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Property credits - development costs                                1,141                      228
                                                           -------------------      -------------------

NET INCREASE (DECREASE) IN CASH                                        15,532                   (3,258)

CASH AT BEGINNING OF YEAR                                               2,136                   13,280
                                                           -------------------      -------------------

CASH AT END OF PERIOD                                      $           17,668           $       10,022
                                                           ===================      ===================



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

3. On April 7, 1997, the Company's General Partner mailed proxy material to the limited partners with respect to a proposed consolidation of the Company with 33 other managed limited partnerships. The terms and conditions of the proposed consolidation are set forth in such proxy material.

Item 2.            Management's Discussion and Analysis or Plan of Operation.

First Quarter 1997 Compared to First Quarter 1996

Oil and gas sales for the first quarter increased from $92,521 in 1996 to $102,695 in 1997. This represents an increase of $10,174 (11%). Oil sales increased by $13,595 or 18%. A 40% increase in the average oil sales price increased sales by $25,218. This increase was partially offset by a 16% decline in oil production. Gas sales decreased by $3,421 or 19%. A 46% decrease in gas production reduced sales by $8,491. This decrease was partially offset by a 51% increase in the average gas sales price. The decrease in oil production was primarily a result of natural production declines. The decrease in gas production was due to sale of the Kidd well on the Enexco acquisition in April 1996, the sale of the Harper well in the RIC acquisition in June 1996, and the sale of the Spider Lake well in the RIC acquisition in August 1996. The increases in the average oil and gas prices were due to relatively higher production from properties with a higher average sales price coupled with higher prices in the overall market for the sale of oil and gas.

Lease operating expenses decreased from $53,454 in the first quarter of 1996 to $50,591 in the first quarter of 1997. The decrease of $2,863 (5%) is primarily due the changes in production, noted above.

Depreciation and depletion expense decreased from $13,893 in the first quarter of 1996 to $9,858 in the first quarter of 1997. This represents a decrease of $4,035 (29%). The changes in production, noted above, reduced depreciation and depletion expense by $3,012. A 9% decrease in the depletion rate reduced depreciation and depletion expense by an additional $1,023. The rate decrease was primarily due to an upward revision of the oil and gas reserves during December 1996.

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

General and administrative expenses decreased from $12,443 in the first quarter of 1996 to $8,544 in the first quarter of 1997. This decrease of $3,899 or 31% was primarily due to less staff time being required to manage the Company's operations in 1997, coupled with a $1,859 decrease in the amount of direct expenses incurred by the Company.

CAPITAL RESOURCES AND LIQUIDITY

On April 7, 1997, the Company's General Partner mailed proxy material to the limited partners with respect to a proposed consolidation of the Company with 33 other managed limited partnerships. The terms and conditions of the proposed consolidation are set forth in such proxy material.

The Company's cash flow from operations is a direct result of the amount of net proceeds realized from the sale of oil and gas production. Accordingly, the changes in cash flow from 1996 to 1997 are primarily due to the changes in oil and gas sales described above. It is the general partner's intention to distribute substantially all of the Company's available cash flow to the Company's partners. The Company's "available cash flow" is essentially equal to the net amount of cash provided by operating, financing and investing activities.

The Company discontinued the payment of distributions during 1995. Future distributions are dependent upon, among other things, an increase in prices received for oil and gas. The Company will continue to recover its reserves and distribute to the limited partners the net proceeds realized form the sale of oil and gas production. Distribution amounts are subject to change if net revenues are greater or less than expected. Based on the December 31, 1996 reserve report prepared by Gruy, there appears to be sufficient future net revenues to pay all obligations and expenses. The Company does not intend to purchase additional properties or fund extensive development of existing oil and gas properties, and as such; has no long-term liquidity needs. The Company's projected cash flows from operations will provide sufficient funding to pay its operating expenses and debt obligations. The general partner does not intend to accelerate the repayment of the debt beyond the cash flow provided by operating, financing and investing activities. Based upon current projected cash flows from its property, it does not appear that the Company will have sufficient cash to pay distributions and pay its operating expenses, and meet its debt obligations. The Company did make distributions in the amount of $11,892 on July 31, 1996. Future periodic distributions will continue once sufficient net revenues are accumulated.

As of March 31, 1997, the Company had no material commitments for capital expenditures. The Company does not intend to engage in any significant developmental drilling activity.

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

                   (b) The Company filed no reports on Form 8-K during the quarter ended March 31, 1997.

                                  SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.


                                                     ENEX OIL & GAS INCOME
                                                     PROGRAM III - 5, L.P.
                                                     ----------------------
                                                          (Registrant)



                                                  By:ENEX RESOURCES CORPORATION
                                                     --------------------------
                                                         General Partner



                                                  By: /s/ R. E. Densford
                                                      ------------------
                                                          R. E. Densford
                                                    Vice President, Secretary
                                                  Treasurer and Chief Financial
                                                             Officer




May 11, 1997                                      By: /s/ James A. Klein
                                                     -------------------
                                                          James A. Klein
                                                       Controller and Chief
                                                        Accounting Officer